Form 10-Q
period 2008-06-30
RHI Entertainment, Inc.
filed 2008-08-07
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

001-34102
(Commission File Number)

RHI ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4614616 (I.R.S. Employer Identification No.)

1325 Avenue of Americas, 21st Floor
New York, NY 10019
(Address of principal executive offices)

Registrant’s telephone number: (212) 977-9001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 7, 2008 was 13,500,100.

RHI ENTERTAINMENT, INC.
INDEX

		Page

PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Qualitative and Quantitative Disclosures about Risk	24
Item 4.	Controls and Procedures	24
PART 2. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submissions of Matters to a Vote on Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27
EX-3.1: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-3.2: AMENDED AND RESTATED BYLAWS
EX-10.1: AMENDED AND RESTATED LIMITED LIABILITY COMPANY OPERATING AGREEMENT
EX-10.2: TAX RECEIVABLE AGREEMENT
EX-10.3: REGISTRATION RIGHTS AGREEMENT
EX-10.4: DIRECTOR DESIGNATION AGREEMENT
EX-10.5: MEMBERSHIP SUBSCRIPTION AGREEMENT
EX-10.6: SENIOR EXECUTIVE BONUS PLAN
EX-10.7: 2008 EQUITY INCENTIVE AWARD PLAN
EX-10.9: CREDIT, SECURITY, GUARANTY AND PLEDGE AGREEMENT
EX-10.9.A: AMENDMENT NO. 1 TO THE CREDIT, SECURITY, GUARANTY AND PLEDGE AGREEMENT
EX-10.10: REPLACEMENT AMENDED AND RESTATED INTERCREDITOR AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part 1. Financial Information

RHI ENTERTAINMENT, INC.

Unaudited Condensed Consolidated Balance Sheets

	(Successor)	(Predecessor)
	June 30,	December 31,
	2008	2007
	(In thousands, except per share data)

ASSETS
Cash	$5,267	$1,407
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $10,455 and $6,311, respectively	112,226	113,759
Film production costs, net	767,398	754,337
Property and equipment, net	383	399
Prepaid and other assets, net	32,328	20,055
Intangible assets, net	2,893	3,600
Goodwill	59,838	59,838

Total assets	$980,333	$953,395

LIABILITIES AND STOCKHOLDERS’/MEMBER’S EQUITY
Accounts payable and accrued liabilities	$43,136	$40,172
Accrued film production costs	127,827	132,656
Debt	548,189	655,951
Deferred revenue	21,377	24,203
Non-controlling interest in consolidated entity	101,437	—

Total liabilities	841,966	852,982

Member’s equity	—	112,270
Stockholders’ equity
Common stock, par value $0.01 per share;125,000 shares authorized and 13,500 shares issued and outstanding	135	—
Additional paid-in capital	148,988	—
Retained deficit	(3,740)	—
Accumulated other comprehensive loss	(7,016)	(11,857)

Total stockholders’ / member’s equity	138,367	100,413

Total liabilities and stockholders’ / member’s equity	$980,333	$953,395

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.

Unaudited Condensed Consolidated Statements of Operations

	(Successor)	(Predecessor)
	Period from	Period from	Three Months	Period from	Six Months
	June 23, 2008 to	April 1, 2008 to	Ended	January 1, 2008 to	Ended
	June 30, 2008	June 22, 2008	June 30, 2007	June 22, 2008	June 30, 2007
	(In thousands, except per share data)

Revenue
Production revenue	$932	$1,661	$8,682	$6,602	$8,682
Library revenue	1,489	49,363	14,553	66,643	21,295

Total revenue	2,421	51,024	23,235	73,245	29,977
Cost of sales	1,303	31,818	13,924	49,396	18,881

Gross profit	1,118	19,206	9,311	23,849	11,096
Other costs and expenses:
Selling, general and administrative	732	12,913	13,088	25,802	20,621
Amortization of intangible assets	36	314	332	671	664
Fees paid to related parties:
Management fees	—	137	150	287	300
Termination fee	6,000	—	—	—	—

(Loss) income from operations	(5,650)	5,842	(4,259)	(2,911)	(10,489)
Other (expense) income:
Interest expense, net	(819)	(9,805)	(12,540)	(21,559)	(25,739)
Interest income	3	15	51	34	103
Loss on extinguishment of debt	—	—	(17,297)	—	(17,297)
Other income (expense), net	67	(181)	296	706	383

Loss before income taxes and non-controlling interest in loss of consolidated entity	(6,399)	(4,129)	(33,749)	(23,730)	(53,039)
Income tax (provision) benefit	(83)	2,111	790	1,518	2,800

Loss before non-controlling interest in loss of consolidated entity	(6,482)	(2,018)	(32,959)	(22,212)	(50,239)
Non-controlling interest in loss of consolidated entity	2,742	—	—	—	—

Net loss	$(3,740)	$(2,018)	$(32,959)	$(22,212)	$(50,239)

Loss per Share:
Basic	$(0.28)	N/A	N/A	N/A	N/A
Diluted	$(0.28)	N/A	N/A	N/A	N/A
Weighted Average Shares Outstanding:
Basic	13,500	N/A	N/A	N/A	N/A
Diluted	13,500	N/A	N/A	N/A	N/A

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	(Successor)	(Predecessor)
	Period from	Period from	Six Months
	June 23, 2008 to	January 1, 2008 to	Ended
	June 30, 2008	June 22, 2008	June 30, 2007
	(In thousands)

Cash flows from operating activities
Net loss	$(3,740)	$(22,212)	$(50,239)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed assets	4	93	103
Loss on disposal of fixed assets	—	—	2
Amortization of film production costs	1,034	43,579	15,996
Loss on extinguishment of debt	—	—	17,297
Share-based compensation	42	926	970
Amortization of deferred debt financing cost	43	549	1,322
Amortization of debt discount	—	355	155
Amortization of intangible assets	36	671	664
Deferred income taxes	99	(1,558)	483
(Decrease) increase of accounts receivable reserves	(224)	4,370	(370)
Non-controlling interest in loss of consolidated entity	(2,742)	—	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,081	(4,694)	27,970
Decrease (increase) in prepaid and other assets	2,177	(2,457)	(5,372)
Additions to film production costs	(2,764)	(54,909)	(67,071)
(Decrease) increase in accounts payable and accrued liabilities	(3,666)	6,327	(11,243)
(Decrease) increase in accrued film production costs	(3,832)	(997)	(7,448)
(Decrease) increase in deferred revenue	(452)	(2,374)	16,180

Net cash used in operating activities	(11,904)	(32,331)	(60,601)

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	(Successor)	(Predecessor)
	Period from	Period from	Six Months
	June 23, 2008 to	January 1, 2008 to	Ended
	June 30, 2008	June 22, 2008	June 30, 2007
	(In thousands)

Cash flows from investing activities
Purchase of property and equipment	—	(81)	(118)

Net cash used in investing activities	—	(81)	(118)

Cash flows from financing activities
Sale of common stock	189,000	—	—
Payment of offering costs and fees	(15,016)	—	—
Borrowing from credit facilities	112,179	80,093	664,868
Repayments of credit facilities	(260,000)	(44,708)	(595,500)
Deferred debt financing costs	(4,207)	—	(3,316)
Second lien pre-payment penalty	(2,600)	—	—
Member capital contributions	—	29,135	20
Distribution to KRH	(35,700)	—	—

Net cash (used in) provided by financing activities	(16,344)	64,520	66,072

Net increase (decrease) in cash	(28,248)	32,108	5,353
Cash, beginning of period	33,515	1,407	3,751

Cash, end of period	$5,267	$33,515	$9,104

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,795	$23,845	$22,152
Cash paid for income taxes	42	1,968	2,840

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business and Organization

On January 12, 2006, Hallmark Entertainment Holdings, LLC (Hallmark) sold its 100% interest in Hallmark Entertainment, LLC (Hallmark Entertainment) to HEI Acquisition, LLC. HEI Acquisition, LLC was immediately merged with and into Hallmark Entertainment and its name was changed to RHI Entertainment, LLC (RHI LLC or the Predecessor Company). Subsequent to the transaction, RHI LLC’s sole member was RHI Entertainment Holdings, LLC (Holdings), a limited liability company controlled by affiliates of Kelso & Company L.P. (Kelso). RHI LLC is engaged in the development, production and distribution of made-for-television movies, mini-series and other television programming (collectively, Films).

On June 23, 2008, RHI Entertainment, Inc. (RHI Inc. or the Successor Company) completed its initial public offering (the IPO). RHI Inc. was incorporated for the sole purpose of becoming the managing member of RHI Entertainment Holdings II and had no operations prior to the IPO. Immediately preceding the IPO, Holdings changed its name to KRH Investments LLC (KRH). KRH then contributed its 100% ownership interest in RHI LLC to a newly formed limited liability company named RHI Entertainment Holdings II, LLC (Holdings II) in consideration for 42.3% of the common membership units in Holdings II and Holdings II’s assumption of all of KRH’s obligations under its financial advisory agreement with Kelso. Upon completion of the IPO, the net proceeds received were contributed by RHI Inc. to Holdings II in exchange for 57.7% (13,500,100) of the common membership units in Holdings II. Upon completion of the IPO, RHI Inc. became the sole managing member of Holdings II and holds a majority of the economic interests. KRH is the non-managing member of Holdings II and holds a minority of the economic interests. To the extent that distributions are made, they will be in accordance with the relative economic interests of RHI Inc. and KRH in Holdings II. RHI Inc. holds a number of common membership units in Holdings II equal to the number of outstanding shares of RHI Inc. common stock.

Pursuant to the IPO, a total of 13,500,000 shares of Class A Common Stock were sold for aggregate offering proceeds of $189.0 million. The underwriting discounts were $13.2 million and the net proceeds from the IPO (before fees and expenses) totaled $175.8 million. RHI LLC used the net proceeds of the IPO that were contributed by RHI Inc., together with the net proceeds from RHI LLC’s new $55.0 million senior second lien credit facility, approximately $52.2 million of borrowings under RHI LLC’s revolving credit facility (see Note 7) and $29.0 million of cash on hand as follows: (i) approximately $260.0 million was used to repay RHI LLC’s existing senior second lien credit facility in full; (ii) approximately $35.7 million was used to fund a distribution to KRH intended to return capital contributions by KRH which KRH will use to repay its unsecured term loan facility; (iii) approximately $0.5 million, net of reimbursements was used to pay fees and expenses in connection with the IPO; (iv) approximately $9.8 million was used to pay fees and expenses in connection with the amendments to the RHI LLC’s credit facilities, including accrued interest and a 1% prepayment premium on the existing senior second lien credit facility; and (v) $6.0 million was paid to Kelso in exchange for the termination of RHI LLC’s fee obligations under the existing financial advisory agreement. An additional $1.4 million of fees and expenses related to the IPO were paid subsequent to the IPO.

(2)	Basis of Presentation

The financial information presented herein has been prepared according to U.S. generally accepted accounting principles. In management’s opinion, the information presented herein reflects all adjustments necessary to fairly present the financial position and results of operations of the Predecessor Company and Successor Company (collectively, the Company).

The consolidated financial statements of the Predecessor Company include the accounts of RHI LLC and its consolidated subsidiaries. The consolidated financial statements of the Successor Company include the accounts of RHI Inc. and its consolidated subsidiary, Holdings II (which consolidates RHI LLC). All intercompany accounts and transactions have been eliminated.

RHI ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The unaudited financial statements as of June 30, 2008 (Successor) and for the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the three months ended June 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the six month period ended June 30, 2007 (Predecessor) include, in the opinion of management, all adjustments consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation of the financial position and results of operations of the company for these periods. Results for the aforementioned periods are not necessarily indicative of the results to be expected for the full year.

(3)	Summary of Significant Accounting Policies

For a complete discussion of the Company’s accounting policies, refer to the consolidated financial statements and related notes contained in the Company’s prospectus filed with the Securities and Exchange Commission (SEC) dated June 17, 2008.

(a)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes thereto. Actual results could differ from those estimates.

(b)	Comprehensive (Loss) Income

Comprehensive (loss) income consists of net loss and other losses affecting stockholders’/member’s equity that, under U.S. generally accepted accounting principles, are excluded from net loss. Comprehensive (loss) income for the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the three months ended June 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the six month period ended June 30, 2007 (Predecessor) totaled approximately $(4.6) million, $10.0 million, $(28.1) million, $(21.0) million and $(46.8) million, respectively.

(c)	Segment Information

The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 54%, 18%, 28%, 24% and 42% of total revenue for the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the three months ended June 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the six month period ended June 30, 2007 (Predecessor), respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe

(d)	New Accounting Pronouncements Adopted

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS 159 was effective as of January 1, 2008 for the Company and the adoption was optional. The Company chose not to adopt SFAS 159 and will continue to account for its debt at amortized cost.

RHI ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity does business. It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 could change current practices. SFAS 157 was effective for financial statements issued with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the effective date for SFAS 157 was deferred until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities, which did not have a material impact on its consolidated financial statements. The Company will adopt for non-financial assets and liabilities effective January 1, 2009. The Company currently anticipates that the adoption of the remainder of SFAS 157 will not have a material impact on its consolidated financial statements in future periods.

(4)  Loss Per Share, Basic and Diluted

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. As of June 30, 2008, the Company has no potentially dilutive securities outstanding. The weighted average basic and diluted shares outstanding for the period from June 23, 2008 to June 30, 2008 were 13,500. The basic and diluted loss per share for the period from June 23, 2008 to June 30, 2008 was $(0.28).

(5)	Non-Controlling Interest

As discussed in Note 2, Basis of Presentation, RHI Inc. consolidates the financial results of Holdings II and its wholly-owned subsidiary, RHI LLC. The 42.3% minority interest of Holdings II (9,900,000 membership units) held by KRH is recorded as non-controlling interest in the consolidated entity, which results in an associated reduction in additional paid-in capital of RHI Inc. The non-controlling interest in the consolidated entity on the consolidated balance sheet was established in accordance with Emerging Issues Task Force (EITF) 94-2, “Treatment of Minority Interests in Certain Real Estate Investment Trusts” by multiplying the net equity of Holdings II (after reflecting the contributions of KRH and RHI Inc. and costs related to the offering and reorganization) by KRH’s percentage ownership in Holdings II. The non-controlling interest in loss of consolidated entity on the consolidated statement of operations represents the portion of Holdings II’s net loss attributable to KRH.

RHI ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The non-controlling interest associated with the initial investment by RHI Inc. in Holdings II and subsequent transactions are calculated as follows (in thousands):

Total Holdings II member’s equity as of June 22, 2008	$108,766
RHI Inc. investment in Holdings II	173,984
Non-controlling interest associated with distribution to KRH	(34,972)

Total post-IPO Holdings II members’ equity	247,778
Non-controlling interest of KRH	42.3%

Initial allocation of non-controlling interest in consolidated entity	104,810
Non-controlling interest in share-based compensation	18
Non-controlling interest in unrealized loss on interest rate swaps	(649)

Non-controlling interest allocation for the June 23-30, 2008 period	(631)
Non-controlling interest in loss of consolidated entity for the June 23-30, 2008 period	(2,742)

Non-controlling interest in consolidated entity as of June 30, 2008	$101,437

(6)	Film Production Costs, Net

Film production costs are comprised of the following (in thousands):

	(Successor)	(Predecessor)
	June 30,	December 31,
	2008	2007

Completed films	$870,120	$830,220
Crown Film Library	145,084	144,084
Films in process and development	28,609	12,211

	1,043,813	986,515
Accumulated amortization	(276,415)	(232,178)

	$767,398	$754,337

Overhead costs capitalized to film production costs for the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the three months ended June 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the six month period ended June 30, 2007 (Predecessor) totaled approximately $0.3 million, $3.2 million, $3.4 million, $6.8 million and $6.8 million, respectively. Interest capitalized to film production costs for the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the three months ended June 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the six month period ended June 30, 2007 (Predecessor) totaled approximately nil, $0.2 million, $0.5 million, $0.3 million and $0.8 million, respectively. During the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the three months ended June 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the six month period ended June 30, 2007 (Predecessor), amortization expense associated with completed films of $1.0 million, $29.0 million, $11.8 million, $40.6 million and $15.7 million, respectively, was recognized. Amortization for the Crown Film Library was $0.1 million, $1.3 million, nil, $2.6 million and nil for the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the three months ended June 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the six month period ended June 30, 2007 (Predecessor), respectively.

RHI ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Approximately 31% of completed film production costs have been amortized through June 30, 2008. The Company further anticipates that approximately 10% of completed film production costs will be amortized through June 30, 2009. The Company anticipates that approximately 50% of completed film production costs as of June 30, 2008 will be amortized over the next three years and that approximately 80% of film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 18 years and 6 months as of June 30, 2008.

(7)	Debt

Debt consists of the following (in thousands):

	(Successor)	(Predecessor)
	June 30,	December 31,
	2008	2007

First Lien Term Loan	$175,000	$175,000
Revolver	318,189	225,625
New Second Lien Term Loan	55,000	—
Second Lien Term Loan (net of $4,674 of unamortized discount)	—	255,326

	$548,189	$655,951

On April 13, 2007, the Company amended its First Lien Credit Agreement and Second Lien Credit Agreement to effect a refinancing of its existing credit facilities. The amended First Lien Credit Agreement was comprised of two facilities: (i) a six-year $175.0 million term loan (First Lien Term Loan) and (ii) a six year $275.0 million revolving credit facility, including a letter of credit sub-facility (Revolver). The amended Second Lien Credit Agreement was comprised of a seven-year $260.0 million term loan (Second Lien Term Loan). The aggregate $606.4 million of proceeds of the First Lien Term Loan, Second Lien Term Loan (net of $5.2 million 2% original issue discount) and initial Revolver drawdown was used to repay the existing $599.0 million of debt outstanding and accrued interest as of April 13, 2007, $650,000 of prepayment fees and approximately $7.3 million of bank and professional fees associated with the amendments. The $5.2 million original issue discount was to be amortized as interest expense over the seven-year term of the Second Lien Term Loan.

On October 12, 2007, the Company amended its First Lien Credit Agreement to effect a change in the definition of Minimum Consolidated Net Worth (as defined therein) and Borrowing Base (as defined therein) as used in calculating the financial performance covenants described below.

The First Lien Term Loan amortizes in three installments of 10%, 20% and 70% on April 13, 2011, 2012 and 2013, respectively and bore interest at either the Alternate Base Rate (ABR) or LIBOR plus an applicable margin of 0.50% or 1.50% per annum, respectively. The maturity date of the Revolver is April 13, 2013 and the Revolver bore interest at either the ABR or LIBOR plus an applicable margin of 0.50% or 1.50% per annum, respectively. The Second Lien Term Loan was to mature on April 13, 2014 and bore interest at either the ABR or LIBOR plus an applicable margin of 3.00% or 4.00% per annum, respectively. Any prepayment of principal of the Second Lien Term Loan made prior to April 13, 2009 required a 1% premium on the loans repaid.

In connection with the IPO, the Company amended its First Lien Credit Agreement and Second Lien Credit Agreement to effect an increase in the capacity of the Revolver from $275.0 million to $350.0 million, permit the repayment of its Second Lien Term Loan and increase of the applicable interest rate margins. The amended First Lien Credit Agreement is now comprised of two facilities: (i) a six-year $175.0 million term loan (First Lien Term Loan) and (ii) a six year $350.0 million revolving credit facility, including a letter of credit sub-facility (Revolver). The new Second Lien Credit Agreement is comprised of a seven-year

RHI ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

$55.0 million term loan (New Second Lien Term Loan). Proceeds from the New Second Lien Term Loan and the increased Revolver were used, in addition to the net proceeds from the IPO and cash on hand, to repay the existing $260.0 million Second Lien Term Loan in its entirety and the pre-payment premium of $2.6 million. The pre-payment premium was capitalized as deferred debt issuance costs and is being amortized as interest expense over the term of the Company’s credit facilities.

Upon the repayment of the Second Lien Term Loan, unamortized original issue discount of $4.3 million was reclassified as deferred debt issuance costs and is being amortized as interest expense over the term of the Company’s credit facilities. Approximately $4.2 million of bank and professional fees associated with the amendments were capitalized as deferred debt issuance costs and will be amortized as interest expense over the term of the Company’s credit facilities.

The amortization and maturity dates of the First Lien Term Loan and Revolver were not changed. As amended, the First Lien Term Loan and Revolver bear interest at ABR or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The New Second Lien Term Loan matures on June 23, 2015 and bears interest at ABR or LIBOR plus an applicable margin of 6.50% or 7.50% per annum, respectively. Any prepayment of principal of the New Second Lien Term Loan made prior to June 23, 2009 requires a 1% premium on the loans repaid.

Interest payments for all loans are due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At June 30, 2008, the interest rates associated with the First Lien Term Loan, Revolver and New Second Lien Term Loan were 4.91%, 4.64%, and 10.31%, respectively. At June 30, 2008, the Company had availability of $28.4 million under its revolver, net of $3.4 million of stand-by letters of credit outstanding.

The First Lien Credit Agreement and Second Lien Credit Agreement, as amended, include customary affirmative and negative covenants, including: (i) limitations on indebtedness, (ii) limitations on liens, (iii) limitations on investments, (iv) limitations on contingent obligations, (v) limitations on restricted junior payments and certain other payment restrictions, (vi) limitations on merger, consolidation or sale of assets, (vii) limitations on transactions with affiliates, (viii) limitations on the sale or discount of receivables, (ix) limitations on the disposal of capital stock of subsidiaries, (x) limitations on lines of business, (xi) limitations on capital expenditures and (xii) certain reporting requirements. Additionally, the First Lien Credit Agreement and Second Lien Credit Agreement include a Minimum Consolidated Net Worth financial performance covenant (as defined therein) and a Coverage Ratio covenant (as defined therein).

The Company was in compliance with all required financial covenants as of June 30, 2008.

Interest Rate Swaps

On April 10, 2007, the Company entered into two identical interest rate swap agreements to manage its exposure to interest rate movements associated with $435.0 million of its amended credit facilities by effectively converting its variable rate to a fixed rate. These interest rate swaps provide for the exchange of variable rate payments for fixed rate payments. The variable rate is based on three month LIBOR and the fixed rate is 4.9784%. The interest rate swaps commenced on April 27, 2007 and terminate on April 27, 2010. The aggregate fair market value of the interest rate swaps was approximately $(12.2) million and $(11.9) million as of June 30, 2008 and December 31, 2007, respectively.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

RHI ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(8)	Related Party Transactions

In 2006, the Company agreed to pay Kelso an annual management fee of $600,000 in connection with planning, strategy, oversight and support to management (financial advisory agreement). This management fee was paid on a quarterly basis. A total of $137,000, $150,000, $287,000 and $300,000 of this management fee was recorded as management fees paid to related parties in the unaudited consolidated statements of operations for the period from April 1, 2008 to June 22, 2008 (Predecessor), the three months ended June 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the six month period ended June 30, 2007 (Predecessor), respectively.

Concurrent with the closing of the IPO, the Company paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties in the consolidated statements of operations for the period from June 23, 2008 to June 30, 2008 (Successor).

(9)	Commitments and Contingencies

The Company is involved in various legal proceedings and claims incidental to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the Company believes that such outstanding legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial position or results of operations.

On November 28, 2007, the Company received a complaint from Flextech Rights Limited (Flextech) asserting claims for breach of contract arising from a Distribution Agreement dated November 22, 1996 between Flextech and the Company. Flextech formally served the Company on December 19, 2007. Flextech alleged damages in the amount of $5.2 million for unpaid fees under the Distribution Agreement in connection with minimum guarantees made by the Company for its original programming. On May 12, 2008, the Company reached a settlement agreement with Flextech that resulted in the dismissal of this lawsuit with prejudice. The Company had sufficient accruals as of December 31, 2007 and June 30, 2008 to cover the settlement amount, which will be paid in two equal installments in November 2008 and February 2009.

(10)	Subsequent Event

On August 7, 2008, the Company received $19.6 million in proceeds (net of $0.4 million of debt costs) from $20.0 million of additional loans from an affiliate of JPMorgan Chase Bank, N.A. (JPM) under its existing second lien credit facility, which will be used to repay a portion of outstanding borrowings under its revolving credit facility and to optimize its liquidity in connection with the production of its planned film slate. In addition, certain affiliates of Kelso have guaranteed the entire amount of the incremental loans to JPM (but not any subsequent assignee) and have also agreed to purchase the loans from JPM on December 7, 2008 if JPM has not sold such loans to third parties or if the loans have not otherwise been repaid by that date.

Item 2.	Management’s Discussion and analysis of Financial Condition and Results of Operations

This discussion may contain forward-looking statements that reflect RHI Entertainment Inc.’s (“RHI Inc.”) current views with respect to, among other things, future events and financial performance. RHI Inc. generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. Unless required by law, RHI Inc. does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

The historical consolidated financial data discussed below reflect the historical results of operations of RHI Entertainment, LLC and its subsidiaries as RHI Inc. did not have any historical operations prior to June 23, 2008. See Notes to RHI Inc.’s Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

In this discussion, unless the context otherwise requires, the terms “RHI Inc.,” “the Company,” “we,” “us” and “our” refer to RHI Entertainment, Inc. and its subsidiaries including RHI Entertainment Holdings II, LLC and RHI Entertainment, LLC.

Overview

We develop, produce and distribute new MFT movies, mini-series and other television programming worldwide. We also selectively produce new episodic series programming for television. In addition to our development, production and distribution of new content, we own an extensive library of existing long-form television content, which we license primarily to broadcast and cable networks worldwide.

Our revenue and operating results are seasonal in nature. A significant portion of the films that we develop, produce and distribute are delivered to the broadcast and cable networks in the second half of each year. Typically, programming for a particular year is ordered either late in the preceding year or in the early portion of the current year. Generally, planning and production take place during the spring and summer and completed film projects are delivered in the third and fourth quarters of each year. As a result, our first and second quarters typically have less revenue than the other quarters of a given year. Additionally, the timing of the film quarterly deliveries from year-to-year may vary significantly. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Each year, we develop and distribute a new list, or slate, of film content, consisting primarily of MFT movies and mini-series. The investment required to develop and distribute each new slate of films is our largest operating cash expenditure. A significant portion of this investment in film each year is financed through the collection of license fees during the production process. Each new slate of films is added to our library in the year subsequent to its initial year of delivery. Cash expenditures associated with the distribution of the library film content are not material.

We refer to the revenue generated from the licensing of rights in the fiscal year in which a film is first delivered to a customer as “production revenue.” Any revenue generated from the licensing of rights to films in years subsequent to the film’s initial year of delivery is referred to as “library revenue.” The growth and interaction of these two revenue streams is an important metric we monitor as it indicates the current market demand for both our new content (production revenue) and the content in our film library (library revenue). We also monitor our gross profit, which allows us to determine the overall profitability of our film content. We focus on the profitability of our new film slates rather than volume. As such, we strive to manage the scale of our individual production budgets to meet market demand and enhance profitability. While smaller scale films generate lower revenue, the production cost savings have more than offset any reduction in revenue per film resulting in greater profitability.

Discussion of consolidated financial information

Revenue

We derive our revenue from the distribution of our film content. Historically, most of our revenue has been generated from the licensing of rights to our film content to broadcast and cable networks for specified terms, in specified media and territories.

The timing of film deliveries during the year can have a significant impact on revenue. Each year, we develop and distribute a new slate of film content, consisting primarily of MFT movies and mini-series. We refer to the revenue generated from the licensing of rights in the fiscal year in which a film is first delivered to a customer as ”production revenue.” Any revenue generated from the licensing of rights to films in years subsequent to the film’s initial year of delivery is referred to as ”library revenue.”

Cost of sales

We capitalize costs incurred for the acquisition and development of story rights, film production costs, film production-related interest and overhead, residuals and participations. Residuals and participations represent contingent compensation payable to parties associated with the film including producers, writers, directors or actors. Residuals represent amounts payable to members of unions or ”guilds” such as the Screen Actors Guild, Directors Guild of America and Writers Guild of America based on the performance of the film in certain media and/or the guild member’s salary level.

Cost of sales includes the amortization of capitalized film costs, as well as exploitation costs associated with bringing a film to market.

Selling, general and administrative expense

Selling, general and administrative expense includes salaries, rent and other expenses net of amounts included in capitalized overhead. We expect increases in general and administrative expense as we incur additional expenses in connection with operating as a publicly traded company.

Interest expense, net

Interest expense, net represents interest incurred on the company’s credit facilities (inclusive of amortization of deferred debt issuance costs and original issue discount). Interest expense is reflected net of interest capitalized to film production costs.

Income taxes

Our operations are conducted through our indirect subsidiary, RHI LLC. Holdings II and RHI LLC are organized as limited liability companies. For U.S. federal income tax purposes, Holdings II is treated as a partnership and RHI LLC is disregarded as a separate entity from Holdings II. Partnerships are generally not subject to income tax, as the income or loss is included in the tax returns of the individual partners.

The consolidated financial statements of RHI Inc. include a provision for corporate income taxes associated with RHI Inc.’s membership interest in Holdings II as well as an income tax provision related to RHI International Distribution, Inc., a wholly-owned subsidiary of RHI LLC, which is a taxable U.S. corporation.

Beginning December 23, 2008, KRH will be entitled to exchange its common membership units in Holdings II for, at our option, shares of RHI Inc. common stock on a one-for-one basis (as adjusted to account for stock splits, recapitalizations or similar events) or cash, or a combination of both stock and cash. These exchanges are expected to result in increases in the tax basis of the assets of Holdings II that otherwise would not have been available. These increases in our proportionate share of tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of tax that RHI Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative facts and circumstances and allowances, if any, are adjusted during each reporting period.

Results of operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

The results of operations for the three months ended June 30, 2008 and 2007 are summarized as follows:

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined(1)	Predecessor
	Period	Period
	from	from
	June 23,	April 1,	Three Months	Three Months
	2008 to	2008 to	Ended	Ended
	June 30,	June 22,	June 30,	June 30,	Increase/
	2008	2008	2008	2007	(Decrease)

	(In thousands, except per share data)

Revenue
Production revenue	$932	$1,661	$2,593	$8,682	$(6,089)
Library revenue	1,489	49,363	50,852	14,553	36,299

Total revenue	2,421	51,024	53,445	23,235	30,210
Cost of sales	1,303	31,818	33,121	13,924	19,197

Gross profit	1,118	19,206	20,324	9,311	11,013
Other costs and expenses:
Selling, general and administrative	732	12,913	13,645	13,088	557
Amortization of intangible assets	36	314	350	332	18
Fees paid to related parties:
Management fees	—	137	137	150	(13)
Termination fee	6,000	—	6,000	—	6,000

Income (loss) from operations	(5,650)	5,842	192	(4,259)	4,451
Other (expense) income:
Interest expense, net	(819)	(9,805)	(10,624)	(12,540)	1,916
Interest income	3	15	18	51	(33)
Loss on extinguishment of debt	—	—	—	(17,297)	17,297
Other (expense) income, net	67	(181)	(114)	296	(410)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(6,399)	(4,129)	(10,528)	(33,749)	23,221
Income tax benefit (provision)	(83)	2,111	2,028	790	1,238

Loss before non-controlling interest in loss of consolidated entity	(6,482)	(2,018)	(8,500)	(32,959)	24,459
Non-controlling interest in loss of consolidated entity	2,742	—	2,742	—	2,742

Net loss	$(3,740)	$(2,018)	$(5,758)	$(32,959)	$27,201

Basic and diluted loss per share	$(0.28)	N/A	N/A	N/A	N/A

(1)	Represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes.

Revenue, cost of sales and gross profit

	Three Months Ended June 30,
	2008		2007
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)

Production revenue	$2,593	5%	$8,682	37%	$(6,089)	(70)%
Library revenue	50,852	95%	14,553	63%	36,299	249%

Total revenue	53,445	100%	23,235	100%	30,210	130%
Cost of sales	33,121	62%	13,924	60%	19,197	138%

Gross profit	$20,324	38%	$9,311	40%	$11,013	118%

Total revenue increased $30.2 million, or 130%, to $53.4 million during the combined three months ended June 30, 2008 from $23.2 million during the same period in 2007.

Production revenue decreased $6.1 million to $2.6 million in the three months ended June 30, 2008 compared to $8.7 million during the same period in 2007. In the three months ended June 30, 2008, there were four original made-for-television (MFT) movies delivered, while six original MFT movies were delivered during the three months ended June 30, 2007. License fees related to the initial domestic network or cable broadcast (initial license fees) were recognized for five of the six films delivered during the three months ended June 30, 2007 as compared to no initial license fees recognized for the four films delivered in the same period of 2008. This reflects our shift to premiering many of the MFT movies on video-on-demand prior to the initial broadcast license term. While the short video-on-demand windows earn royalty-based revenue, they delay the opening of the domestic initial license window and, therefore, the recognition of revenue associated with domestic initial license fees occurs later.

Library revenue increased $36.3 million to $50.9 million in the three months ended June 30, 2008 from $14.6 million during the comparable period in 2007. The increase of approximately 249% primarily resulted from the increased fees earned on the exploitation of available programming after the expiration of prior license agreements. Additionally, there was $4.2 million of revenue recorded during the three months ended June 30, 2008 related to the distribution of programming on ION. The arrangement with ION Media Networks (ION) did not commence until late June 2007 and, consequently, there was no related revenue during the comparable period of 2007.

Cost of sales increased $19.2 million to $33.1 million for the three months ended June 30, 2008 from $13.9 million during the same period in 2007. Cost of sales is principally comprised of film cost amortization and, as a result, the increase in cost of sales was primarily attributable to the increase in revenue from 2007 to 2008. Film cost amortization as a percentage of revenue was slightly higher in the three months ended June 30, 2008 as compared to the comparable period of 2007 due to the mix of films for which revenue was recognized in each period. Cost of sales as a percentage of revenue increased to 62% for the three months ended June 30, 2008 from 60% in the comparable three months of the prior year. Consequently, the gross profit percentage declined to 38% for the three months ended June 30, 2008 from 40% in the comparable three months of the prior year. Also contributing to the decrease in gross profit as a percentage of revenue was $3.2 million arising from the amortization of minimum guarantee payments made to ION during the three months ended June 30, 2008 resulting from our arrangement with ION, which commenced in late June 2007. There was no comparable minimum guarantee amortization during the three months ended June 30, 2007.

Other costs and expenses

	Three Months Ended June 30,		$ Increase/	%Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)

Selling, general and administrative	$13,645	$13,088	$557	4%
Amortization of intangible assets	350	332	18	5%
Fees to related parties	6,137	150	5,987	3,991%

In 2006, we agreed to pay Kelso an annual management fee of $600,000 in connection with a financial advisory agreement for the planning, strategy, oversight and support to management. A total of $137,000 and $150,000 of this management fee was recorded as fees paid to related parties during the three months ended June 30, 2008 and June 30, 2007, respectively. Concurrent with the closing of the IPO, we paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties during the three months ended June 30, 2008.

Interest expense, net

Interest expense, net decreased $1.9 million to $10.6 million for the three months ended June 30, 2008 from $12.5 million during the comparable period in 2007. The decrease in interest expense is largely due to a lower average interest rate during the three months ended June 30, 2008 as compared to the comparable period of 2007 resulting from the reduction in benchmark interest rates (i.e. LIBOR). The average interest rate during the three months ended June 30, 2008 was 5.6%, compared to 8.2% during the comparable period of 2007. Partially offsetting the decrease from the average interest rates was a higher weighted average debt balance outstanding during the three months ended June 30, 2008 compared to 2007. During the three months ended June 30, 2008, we had an average debt balance of $666.2 million compared to $622.2 million during the comparable period of 2007. Also partially offsetting the reduction in interest rates was $2.2 million in interest expense recorded in connection with our interest rate swap contracts during the three months ended June 30, 2008. There was $0.1 million of interest income associated with our interest rate swaps in the three months ended June 30, 2007.

Other income (expense), net

Other income (expense), net primarily represents realized foreign currency gains resulting from the settlement of customer accounts denominated in foreign currencies. For the three months ended June 30, 2008 and 2007, we realized foreign currency (losses) gains totaling $(0.1) million, $0.3 million, respectively.

Income tax benefit

For the three months ended June 30, 2008 and 2007, income tax benefits of approximately $2.0 million and $0.8 million, respectively were generated. These benefits resulted primarily from taxable losses for the periods associated with our corporate subsidiary, partially offset by provisions for foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income during the second half of the year to utilize the net operating loss generated by RHI Inc. in the period from June 23 through June 30, 2008.

Net loss

The net loss for the three months ended June 30, 2008 was $(5.8) million, compared to $(33.0) million for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

The results of operations for the six months ended June 30, 2008 and 2007 are summarized as follows:

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined(1)	Predecessor
	Period	Period
	from	from
	June 23,	January 1,	Six Months	Six Months
	2008 to	2008 to	Ended	Ended
	June 30,	June 22,	June 30,	June 30,	Increase/
	2008	2008	2008	2007	(Decrease)

	(In thousands, except per share data)

Revenue
Production revenue	$932	$6,602	$7,534	$8,682	$(1,148)
Library revenue	1,489	66,643	68,132	21,295	46,837

Total revenue	2,421	73,245	75,666	29,977	45,689
Cost of sales	1,303	49,396	50,699	18,881	31,818

Gross profit	1,118	23,849	24,967	11,096	13,871
Other costs and expenses:
Selling, general and administrative	732	25,802	26,534	20,621	5,913
Amortization of intangible assets	36	671	707	664	43
Fees paid to related parties:
Management fees	—	287	287	300	(13)
Termination fee	6,000	—	6,000	—	6,000

Loss from operations	(5,650)	(2,911)	(8,561)	(10,489)	1,928
Other (expense) income:
Interest expense, net	(819)	(21,559)	(22,378)	(25,739)	3,361
Interest income	3	34	37	103	(66)
Loss on extinguishment of debt	—	—	—	(17,297)	17,297
Other income, net	67	706	773	383	390

Loss before income taxes and non-controlling interest in loss of consolidated entity	(6,399)	(23,730)	(30,129)	(53,039)	22,910
Income tax (provision) benefit	(83)	1,518	1,435	2,800	(1,365)

Loss before non-controlling interest in loss of consolidated entity	(6,482)	(22,212)	(28,694)	(50,239)	21,545
Non-controlling interest in loss of consolidated entity	2,742	—	2,742	—	2,742

Net loss	$(3,740)	$(22,212)	$(25,952)	$(50,239)	24,287

Basic and diluted loss per share	$(0.28)	N/A	N/A	N/A	N/A

(1)	Represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes.

Revenue, cost of sales and gross profit

	Six Months Ended June 30,
	2008		2007
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)

Production revenue	$7,534	10%	$8,682	29%	$(1,148)	(13)%
Library revenue	68,132	90%	21,295	71%	46,837	220%

Total revenue	75,666	100%	29,977	100%	45,689	152%
Cost of sales	50,699	67%	18,881	63%	31,818	169%

Gross profit	24,967	33%	$11,096	37%	13,871	125%

Total revenue increased $45.7 million, or 152%, to $75.7 million during the combined six months ended June 30, 2008 from $30.0 million during the same period in 2007.

Production revenue decreased $1.1 million to $7.5 million in the six months ended June 30, 2008 compared to $8.7 million during the same period in 2007. In the six months ended June 30, 2008, there were nine original MFT movies delivered, while six original MFT movies were delivered during the six months ended June 30, 2007. License fees related to the initial domestic network or cable broadcast (initial license fees) were recognized for five of the six films delivered during the six months ended June 30, 2007 as compared to three initial license fees recognized for the nine films delivered in the same period of 2008. This reflects our shift to premiering many of the MFT movies on video-on-demand prior to the initial broadcast license term. While the short video-on-demand windows earn royalty-based revenue, they delay the opening of the domestic initial license window and, therefore, the recognition of revenue associated with domestic initial license fees occurs later.

Library revenue increased $46.8 million to $68.1 million in the six months ended June 30, 2008 from $21.3 million during the comparable period in 2007. The increase of approximately 220% is due primarily to the increased fees earned on the exploitation of available programming after the expiration of prior license agreements. Additionally, $8.7 million of revenue was recorded during the six months ended June 30, 2008 related to the distribution of programming on ION. The arrangement with ION did not commence until late June 2007 and, consequently, there was no related revenue during the comparable period of 2007.

Cost of sales increased $31.8 million to $50.7 million for the six months ended June 30, 2008 from $18.9 million during the same period in 2007. Cost of sales is principally comprised of film cost amortization and, as a result, the increase in cost of sales was primarily attributable to the increase in revenue from 2007 to 2008. Film cost amortization as a percentage of revenue was slightly higher in the six months ended June 30, 2008 as compared to the comparable period of 2007 due to the mix of films for which revenue was recognized in each period. Cost of sales as a percentage of revenue increased to 67% for the six months ended June 30, 2008 from 63% in the comparable six months of the prior year. Consequently, the gross profit percentage declined to 33% for the six months ended June 30, 2008 from 37% in the comparable six months of the prior year. Also contributing to the decrease in gross profit as a percentage of revenue was $6.3 million arising from the amortization of minimum guarantee payments made to ION during the six months ended June 30, 2008 resulting from our arrangement with ION, which commenced in late June 2007. There was no comparable minimum guarantee amortization during the six months ended June 30, 2007.

Other costs and expenses

	Six Months Ended June 30,		$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)

Selling, general and administrative	$26,534	$20,621	$5,913	29%
Amortization of intangible assets	707	664	43	7%
Fees to related parties	6,287	300	5,987	1,996%

Selling, general and administrative expenses increased $5.9 million to $26.5 million in the six months ended June 30, 2008 from $20.6 million during the same period in 2007. During the six months ended June 30, 2008, we incurred $2.8 million of severance related costs, $2.5 million of marketing and promotional costs related to the distribution of programming on ION and a $3.1 million provision for bad debt that was established during the six months related to one customer that is past due. There were no comparable costs incurred during the six months ended June 30, 2007. Additionally, we incurred higher headcount-related costs during the six months ended June 30, 2008 versus the comparable period of 2007. The aforementioned increases were partially offset by $3.0 million of professional fees incurred for the consideration of financing structures we incurred during the six months ended June 30, 2007. There were no comparable costs incurred during the six months ended June 30, 2008.

In 2006, we agreed to pay Kelso an annual management fee of $600,000 connection with a financial advisory agreement for the planning, strategy, oversight and support to management. A total of $287,000 and $300,000 of this management fee was recorded as fees paid to related parties during the six months ended June 30, 2008 and 2007, respectively. Concurrent with the closing of the IPO, we paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties during the six months ended June 30, 2008.

Interest expense, net

Interest expense, net decreased $3.4 million to $22.4 million for the six months ended June 30, 2008 from $25.7 million during the comparable period in 2007. The decrease in interest expense is primarily due to a lower average interest rate during the six months ended June 30, 2008 as compared to the comparable period of 2007 resulting from the favorable refinancing of the our credit facilities in April 2007 as well as reduction in benchmark interest rates (i.e. LIBOR). The average interest rate during the six months ended June 30, 2008 was 6.0%, compared to 8.5% during the comparable period of 2007. Partially offsetting the decrease from the average interest rates was a higher weighted average debt balance outstanding during the six months ended June 30, 2008 compared to 2007. During the six months ended June 30, 2008, we had an average debt balance of $669.7 million compared to $598.5 million during the first six months of 2007. Also partially offsetting the reduction in interest rates was $3.5 million in interest expense recorded in connection with our interest rate swap contracts during the six months ended June 30, 2008. There was $0.4 million of interest income associated with our interest rate swaps in the six months ended June 30, 2007.

Other income (expense), net

Other income (expense), net primarily represents realized foreign currency gains resulting from the settlement of customer accounts denominated in foreign currencies. For the six months ended June 30, 2008 and 2007, we realized foreign currency gains totaling $0.8 million, $0.4 million, respectively.

Income tax benefit

For the six months ended June 30, 2008 and 2007, income tax benefits of approximately $1.4 million and $2.8 million, respectively were generated. These benefits resulted primarily from taxable losses for the periods associated with our corporate subsidiary, partially offset by provisions for foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income during the second half of the year to utilize the net operating loss generated by RHI Inc. in the period from June 23 through June 30, 2008.

Net loss

The net loss for the six months ended June 30, 2008 was $(26.0) million, compared to $(50.2) million for the six months ended June 30, 2007.

Liquidity and capital resources

Our credit facilities currently include: (i) two first lien facilities, a $175.0 million term loan and a $350.0 million revolving credit facility; and (ii) a $55.0 million senior second lien term loan. As of June 30, 2008, all of our debt was variable rate and totaled $548.2 million outstanding. To manage the related interest rate risk, we entered into interest rate swap agreements. As of June 30, 2008, we had floating to fixed interest rate swaps outstanding in the notional amount of $435.0 million, effectively converting that amount of debt from variable rate to fixed rate. As of June 30 2008, we had $5.3 million of cash compared to $1.4 million of cash at December 31, 2007. As of June 30, 2008, we had $28.4 million available under our revolving credit facility, net of outstanding letters of credit, subject to the terms and conditions of that facility. Additionally, from time-to-time, we may seek additional capital through the incurrence of debt, the issuance of equity or other financing alternatives. Historically, we have financed our operations with funds from operations, capital contributions from our owners and the use of credit facilities.

Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of capitalized interest and includes amortization of debt issuance costs, totaled $10.6 million for the three months ended June 30, 2008 and $22.4 million for the six months ended June 30, 2008. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes.

Additionally, significant unforeseen expense or any development that hampers our growth in revenue or decreases any of our revenue or collections thereof could result in the need for additional external funds in order to continue operations. While we feel that our liquidity is sufficient to satisfy our financial obligations through at least the next twelve months, management is continually reviewing its operations for opportunities to adjust the timing of expenditures to ensure that sufficient liquidity is maintained. The majority of our films are in production in the summer months so that they can be delivered late in the third quarter and during the fourth quarter. As such, the third quarter is typically the period during the year when our revolving credit facility is most fully drawn. We have the ability to manage the timing and related expenditures of certain of these productions. The timing surrounding the commencement of production of movies and mini-series is the most significant item we can alter in terms of managing our liquidity. As a result of this management, the associated timing of delivery of these films to broadcast and cable licensees and the associated revenue can be impacted.

On August 7, 2008, we received $19.6 million in proceeds from $20.0 million of additional loans from an affiliate of JPMorgan Chase Bank, N.A. (JPM) under our existing second lien credit facility, which will be used to repay a portion of our outstanding borrowings under our revolving credit facility and to optimize our liquidity in connection with the production of our planned film slate. In addition, certain affiliates of Kelso have guaranteed the entire amount of the incremental loans to JPM (but not any subsequent assignee) and have also agreed to purchase the loans from JPM on December 7, 2008 if JPM has not sold such loans to third parties or if the loans are not otherwise repaid by that date. In addition to the above, from time to time we may consider opportunities to improve our capital structure, and may seek additional capital and/or liquidity through alternative financings or financing commitments, subject to market conditions and the availability of attractive terms.

Overall, we believe our cash on hand, available borrowings under our revolving credit facility and projected cash flows from operations will be sufficient to satisfy our financial obligations through at least the next twelve months.

The chart below shows our cash flows for six months ended June 30, 2008 and 2007.

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined(1)	Predecessor
	Period from	Period from	Six Months	Six Months
	June 23, 2008	January 1,	Ended	Ended
	to June 30,	2008 to June 22,	June 30,	June 30,
	2008	2008	2008	2007
	(Dollars in thousands)

Net cash used in operating activities	$(11,904)	$(32,331)	$(44,235)	$(60,601)
Net cash used in investing activities	—	(81)	(81)	(118)
Net cash (used in) provided by financing activities	(16,344)	64,520	48,176	66,072
Cash (end of period)	5,267	33,515	5,267	9,104

Operating activities

Cash used in operating activities in the six months ended June 30, 2008 was $44.2 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. In the six months ended June 30, 2008, $26.6 million of interest was paid as were $3.1 million of minimum guarantee payments to ION associated with our arrangement to provide programming for its primetime weekend schedule.

Cash used in operating activities in the six months ended June 30, 2007 was $60.6 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. In the six months ended June 30, 2007, $22.2 million of interest was paid as were $3.1 million of minimum guarantee payments to ION associated with our arrangement to provide programming for its primetime weekend schedule and $3.0 million of professional fees incurred for the consideration of financing structures.

Investing activities

During each the six months ended June 30, 2008 and 2007, we used $0.1 million in investing activities, reflecting the purchase of property and equipment.

Financing activities

During the six months ended June 30, 2008, $48.2 million of cash was provided by financing activities. We used the $174.0 million of net proceeds from our IPO in combination with $55.0 million of proceeds from our new second lien term loan and $81.2 million of proceeds from our revolving credit facility to fund the $260.0 million repayment of our prior second lien term loan, a $35.7 million distribution to KRH, a $2.6 million second lien term loan pre-payment penalty and $4.2 million of costs associated with our new and amended credit facilities. RHI LLC received a $29.1 million equity contribution from KRH prior to the IPO. An additional $11.4 million of cash was provided by financing activities from borrowings under our credit facilities (net of repayments of $44.7 million), principally to fund our operating activities.

During the six months ended June 30, 2007, $66.1 million of cash was provided by financing activities from borrowings under our credit facilities (net of deferred debt financing costs of $3.3 million and repayments of $595.5 million), principally to fund our operating activities.

Contractual obligations

The following table sets forth our contractual obligations as of June 30, 2008:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Off balance sheet arrangements:
Operating lease commitments(1)	$24,315	$3,096	$7,812	$7,485	$5,922
Obligations pursuant to ION Agreement(2)	18,800	18,800	—	—	—
Purchase obligations(3)	23,837	8,779	15,058	—	—

	66,952	30,675	22,870	7,485	5,922

Contractual obligations reflected on the balance sheet:
Debt obligations(4)	548,189	—	17,500	475,689	55,000
Accrued film production costs(5)	35,208	23,476	11,732	—	—
Other contractual obligations(6)	6,373	6,373	—	—	—

	589,770	29,849	29,232	475,689	55,000

Total contractual obligations	$656,722	$60,524	$52,102	$483,174	$60,922

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office and storage space.

(2)	Obligations pursuant to the ION Agreement represent minimum guarantee payments associated with our arrangement to provide programming to ION for its primetime weekend schedule.

(3)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(4)	Debt obligations exclude interest payments and include future principal payments due on our bank debt (see Note 7).

(5)	Accrued film production costs represent contractual amounts payable for the completed films as well as costs incurred for the buy out of certain participations.

(6)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates

For a complete discussion of our accounting policies, see the information under the heading “Management’s discussion and analysis of financial condition and results of operations — Critical accounting policies and estimates” in our prospectus dated June 17, 2008, filed with the SEC in accordance with Rule 424(b) of the Securities Act, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the critical accounting policies and estimates disclosed in the prospectus.

Recent accounting pronouncements

For a complete discussion of recent accounting pronouncements, see the information under the heading “Management’s discussion and analysis of financial condition and results of operations — Recent accounting pronouncements” in our prospectus dated June 17, 2008, filed with the SEC in accordance with Rule 424(b) of the Securities Act, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the recent accounting pronouncements disclosed in the prospectus.

Item 3.	Quantitative and Qualitative Disclosures about Risk

Interest rate risk

We are subject to market risks resulting from fluctuations in interest rates as our credit facilities are variable rate credit facilities. To manage the related risk, we enter into interest rate swap agreements. As of June 30, 2008, we have swaps outstanding that total $435.0 million, effectively converting that portion of debt from variable rate to fixed rate.

Foreign currency risk

Our reporting currency is the U.S. Dollar. We are subject to market risks resulting from fluctuations in foreign currency exchange rates through some of our international licensees and we incur certain production and distribution costs in foreign currencies. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. Dollar to the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. However, there is a natural hedge against foreign currency changes due to the fact that, while certain receipts for international sales may be denominated in a foreign currency certain production and distribution expenses are also denominated in foreign currencies, mitigating fluctuations to some extent depending on their relative magnitude.

Historically, foreign exchange gains (losses) have not been significant. Foreign exchange gains for the period from June 23, 2008 through June 30, 2008, the period from April 1, 2008 through June 22, 2008, the three months ended June 30, 2007, the period from January 1, 2008 through June 30, 2008 and the six months ended June 30, 2007 were $0.1 million, $(0.2) million, $0.3 million, $0.8 million and $0.4 million, respectively.

Credit risk

We are exposed to credit risk from our licensees. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part 2. Other Information

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated June 17, 2008, filed with the SEC in accordance with Rule 424(b) of the Securities Act, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have not been any unregistered sales of equity securities during the reported periods.

The effective date of RHI Entertainment, Inc.’s registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-146098) relating to RHI Entertainment, Inc.’s IPO of shares of Class A Common Stock was June 17, 2008. A total of 13,500,000 shares of Class A Common Stock were sold. J.P. Morgan Securities Inc. and Banc of America Securities LLC acted as joint book-running managers of the offering.

The IPO was completed on June 23, 2008. The aggregate offering price for the common units sold pursuant to the IPO was $189.0 million. The underwriting discounts were $13.2 million and the net proceeds from the IPO totaled $175.8 million. RHI LLC used the net proceeds of the IPO that were contributed by RHI Inc., together with the net proceeds from RHI LLC’s new $55.0 million senior second lien credit facility, approximately $52.2 million of borrowings under RHI Entertainment, LLC’s revolving credit facility (see Note 6) and $29.0 million of cash on hand as follows: (i) approximately $260.0 million was used to repay RHI LLC’s prior senior second lien credit facility in full; (ii) approximately $35.7 million was used to fund a distribution to KRH intended to return capital contributions by KRH which KRH will use to repay its unsecured term loan facility; (iii) approximately $0.5 million, net of reimbursements was used to pay fees and expenses in connection with the IPO; (iv) approximately $9.8 million was used to pay fees and expenses in connection with the amendments to the RHI LLC’s credit facilities, including accrued interest and a 1% prepayment premium on the existing senior second lien credit facility; and (v) $6.0 million paid to Kelso in exchange for the termination of RHI LLC’s fee obligations under its existing financial advisory agreement. An additional $1.4 million of fees and expenses related to the IPO were paid subsequent to the IPO.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote on Security Holders

Prior to completion of the IPO, on June 17, 2008, the sole stockholder of RHI Entertainment, Inc. by written consent approved and adopted the Amended and Restated Certificate of Incorporation of RHI Entertainment, Inc.

Prior to completion of the IPO, on June 17, 2008, the sole stockholder of RHI Entertainment, Inc. by written consent approved and adopted the 2008 Equity Incentive Plan.

Prior to completion of the IPO, on June 17, 2008, the sole stockholder of RHI Entertainment, Inc. by written consent approved and adopted the Senior Executive Bonus Plan.

Prior to completion of the IPO, on June 17, 2008, the sole stockholder of RHI Entertainment, Inc. by written consent approved and adopted the Registration Rights Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation of RHI Entertainment, Inc.
3.2		Amended and Restated Bylaws of RHI Entertainment, Inc.
10.1		Amended and Restated Limited Liability Company Operating Agreement of RHI Entertainment Holdings II, LLC by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008.
10.2		Tax Receivable Agreement by and among RHI Entertainment, Inc., RHI Entertainment Holdings II, LLC and KRH Investments LLC, dated as of June 23, 2008.
10.3		Registration Rights Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008.
10.4		Director Designation Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008.
10.5		Membership Subscription Agreement by and among RHI Entertainment, Inc., KRH Investments LLC and RHI Entertainment Holdings II, LLC, dated as of June 23, 2008.
10.6		RHI Entertainment Senior Executive Bonus Plan, dated as of June 23, 2008.
10.7		RHI Entertainment, Inc. 2008 Equity Incentive Award Plan, date as of June 23, 2008.
10.8		Amendment No. 2 dated May 29, 2008 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 and amended thereto, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.13(b) to the registrant’s Registration Statement dated May 30, 2008).
10.9		Credit, Security, Guaranty and Pledge Agreement, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders and J.P. Morgan Securities Inc, dated June 23, 2008.
10	.9(a)	Amendment No. 1 dated August 7, 2008 to the Credit, Security, Guaranty and Pledge Agreement dated as of June 23, 2008 among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders.
10.10		Replacement Amended and Restated Intercreditor Agreement, among JPMorgan Chase Bank, N.A. as administrative agent and collateral agent for the First Priority Secured Parties (as defined therein), JPMorgan Chase Bank, N.A., as administrative and collateral agent for the Second Priority Secured Parties (as defined therein), RHI Entertainment, LLC, as the Borrower, the Guarantors referred to therein, the Credit Parties (as defined therein), KRH Investments LLC (f/k/a RHI Entertainment Holdings, LLC) and RHI Entertainment Holdings II, LLC, dated as of June 23, 2008.
10.11		Credit Agreement by and among JP Morgan Chase Bank, N.A., as administrative agent for the Lenders, JP Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger and RHI Entertainment Holdings, LLC as borrower, dated as of May 8, 2008 (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement dated May 30, 2008).
31.1		Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	By: /s/ Robert A. Halmi, Jr. Robert A. Halmi, Jr. Chairman, President & Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By: /s/ William J. Aliber William J. Aliber Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation of RHI Entertainment, Inc.
3.2		Amended and Restated Bylaws of RHI Entertainment, Inc.
10.1		Amended and Restated Limited Liability Company Operating Agreement of RHI Entertainment Holdings II, LLC by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008.
10.2		Tax Receivable Agreement by and among RHI Entertainment, Inc., RHI Entertainment Holdings II, LLC and KRH Investments LLC, dated as of June 23, 2008.
10.3		Registration Rights Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008.
10.4		Director Designation Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008.
10.5		Membership Subscription Agreement by and among RHI Entertainment, Inc., KRH Investments LLC and RHI Entertainment Holdings II, LLC, dated as of June 23, 2008.
10.6		RHI Entertainment Senior Executive Bonus Plan, dated as of June 23, 2008.
10.7		RHI Entertainment, Inc. 2008 Equity Incentive Award Plan, date as of June 23, 2008.
10.8		Amendment No. 2 dated May 29, 2008 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 and amended thereto, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.13(b) to the registrant’s Registration Statement dated May 30, 2008).
10.9		Credit, Security, Guaranty and Pledge Agreement, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders and J.P. Morgan Securities Inc., dated June 23, 2008.
10	.9(a)	Amendment No. 1 dated August 7, 2008 to the Credit, Security, Guaranty and Pledge Agreement dated as of June 23, 2008 among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders.
10.10		Replacement Amended and Restated Intercreditor Agreement, among JPMorgan Chase Bank, N.A. as administrative agent and collateral agent for the First Priority Secured Parties (as defined therein), JPMorgan Chase Bank, N.A., as administrative and collateral agent for the Second Priority Secured Parties (as defined therein), RHI Entertainment, LLC, as the Borrower, the Guarantors referred to therein, the Credit Parties (as defined therein), KRH Investments LLC (f/k/a RHI Entertainment Holdings, LLC) and RHI Entertainment Holdings II, LLC, dated as of June 23, 2008.
10.11		Credit Agreement by and among JP Morgan Chase Bank, N.A., as administrative agent for the Lenders, JP Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger and RHI Entertainment Holdings, LLC as borrower, dated as of May 8, 2008 (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement dated May 30, 2008).
31.1		Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.