Form 10-Q
period 2008-09-30
RHI Entertainment, Inc.
filed 2008-11-06
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-34102
(Commission File Number)
RHI ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4614616
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
1325 Avenue of Americas, 21st Floor
New York, NY 10019
(Address of principal executive offices)
Registrant’s telephone number: (212) 977-9001
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 6, 2008 was 13,500,100.

RHI ENTERTAINMENT, INC.
INDEX

Part 1. Financial Information
RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Balance Sheets

	(Successor)	(Predecessor)
	September 30,	December 31,
	2008	2007
	(In thousands, except per share data)
ASSETS
Cash	$6,701	$1,407
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $12,179 and $6,311, respectively	136,161	113,759
Film production costs, net	793,196	754,337
Property and equipment, net	407	399
Prepaid and other assets, net	31,379	20,055
Intangible assets, net	2,579	3,600
Goodwill	59,838	59,838

Total assets	$1,030,261	$953,395

LIABILITIES AND STOCKHOLDERS’/MEMBER’S EQUITY
Accounts payable and accrued liabilities	$43,868	$40,172
Accrued film production costs	157,548	132,656
Debt	568,789	655,951
Deferred revenue	25,245	24,203
Non-controlling interest in consolidated entity	99,325	—

Total liabilities	894,775	852,982

Member’s equity	—	112,270
Stockholders’ equity	135	—
Common stock, par value $0.01 per share;125,000 shares authorized and 13,500 shares issued and outstanding
Additional paid-in capital	149,269	—
Retained deficit	(7,247)	—
Accumulated other comprehensive loss	(6,671)	(11,857)

Total stockholders’ / member’s equity	135,486	100,413

Total liabilities and stockholders’ / member’s equity	$1,030,261	$953,395

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations

	(Successor)		(Predecessor)
	Three Months	Period from	Three Months	Period from	Nine Months
	Ended	June 23, 2008 to	Ended	January 1, 2008 to	Ended
	September 30, 2008	September 30, 2008	September 30, 2007	June 22, 2008	September 30, 2007
	(In thousands, except per share data)
Revenue
Production revenue	$21,833	$22,765	$14,398	$6,602	$23,080
Library revenue	31,693	33,182	14,349	66,643	35,644

Total revenue	53,526	55,947	28,747	73,245	58,724
Cost of sales	38,247	39,550	18,014	49,396	36,895

Gross profit	15,279	16,397	10,733	23,849	21,829
Other costs and expenses:
Selling, general and administrative	9,814	10,546	9,125	25,802	29,746
Amortization of intangible assets	314	350	332	671	996
Fees paid to related parties:
Management fees	—	—	150	287	450
Termination fee	—	6,000	—	—	—

Income (loss) from operations	5,151	(499)	1,126	(2,911)	(9,363)
Other (expense) income:
Interest expense, net	(9,855)	(10,674)	(13,361)	(21,559)	(39,100)
Interest income	17	20	51	34	154
Loss on extinguishment of debt	—	—	—	—	(17,297)
Other income (expense), net	(1,001)	(934)	262	706	645

Loss before income taxes and non-controlling interest in loss of consolidated entity	(5,688)	(12,087)	(11,922)	(23,730)	(64,961)
Income tax (provision) benefit	(389)	(472)	(475)	1,518	2,325

Loss before non-controlling interest in loss of consolidated entity	(6,077)	(12,559)	(12,397)	(22,212)	(62,636)
Non-controlling interest in loss of consolidated entity	2,570	5,312	—	—	—

Net loss	$(3,507)	$(7,247)	$(12,397)	$(22,212)	$(62,636)

Loss per Share:
Basic	$(0.26)	$(0.54)	N/A	N/A	N/A
Diluted	$(0.26)	$(0.54)	N/A	N/A	N/A
Weighted Average Shares Outstanding:
Basic	13,500	13,500	N/A	N/A	N/A
Diluted	13,500	13,500	N/A	N/A	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	(Successor)	(Predecessor)
	Period from	Period from	Nine Months
	June 23, 2008 to	January 1, 2008 to	Ended
	September 30, 2008	June 22, 2008	September 30, 2007
	(In thousands)
Cash flows from operating activities
Net loss	$(7,247)	$(22,212)	$(62,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film production costs	34,308	43,579	29,094
Non-controlling interest in loss of consolidated entity	(5,312)	—	—
Increase of accounts receivable reserves	1,498	4,370	421
Amortization of deferred debt financing cost	909	549	1,583
Share-based compensation	528	926	1,455
Amortization of intangible assets	350	671	996
Deferred income taxes	(277)	(1,558)	841
Depreciation and amortization of fixed assets	56	93	155
Loss on disposal of fixed assets	1	—	2
Loss on extinguishment of debt	—	—	17,297
Amortization of debt discount	—	355	340
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(23,576)	(4,694)	24,875
Decrease (increase) in prepaid and other assets	3,056	(2,457)	(12,720)
Additions to film production costs	(61,837)	(54,909)	(108,128)
(Decrease) increase in accounts payable and accrued liabilities	(2,336)	6,327	(5,572)
Increase (decrease) in accrued film production costs	25,889	(997)	(9,984)
Increase (decrease) in deferred Revenue	3,416	(2,374)	18,628

Net cash used in operating activities	(30,574)	(32,331)	(103,353)

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	(Successor)	(Predecessor)
	Period from	Period from	Nine Months
	June 23, 2008 to	January 1, 2008 to	Ended
	September 30, 2008	June 22, 2008	September 30, 2007
	(In thousands)
Cash flows from investing activities
Purchase of property and equipment	(77)	(81)	(125)

Net cash used in investing activities	(77)	(81)	(125)

Cash flows from financing activities
Sale of common stock	189,000	—	—
Payment of offering costs and fees	(15,016)	—	—
Borrowings from credit facilities	157,679	80,093	702,597
Repayments of credit facilities	(284,900)	(44,708)	(595,500)
Deferred debt financing costs	(4,626)	—	(3,316)
Second lien pre-payment penalty	(2,600)	—	—
Member capital contributions	—	29,135	20
Distribution to KRH	(35,700)	—	—

Net cash provided by financing activities	3,837	64,520	103,801

Net (decrease) increase in cash	(26,814)	32,108	323
Cash, beginning of period	33,515	1,407	3,751

Cash, end of period	$6,701	$33,515	$4,074

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,418	$23,845	$37,001
Cash paid for income taxes	424	1,968	3,473
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
     Pursuant to the IPO, a total of 13,500,000 shares of Class A Common Stock were sold for aggregate offering proceeds of $189.0 million. The underwriting discounts were $13.2 million and the net proceeds from the IPO (before fees and expenses) totaled $175.8 million. RHI LLC used the net proceeds of the IPO that were contributed by RHI Inc., together with the net proceeds from RHI LLC’s new $55.0 million senior second lien credit facility, approximately $52.2 million of borrowings under RHI LLC’s revolving credit facility (see Note 7) and $29.0 million of cash on hand as follows: (i) approximately $260.0 million was used to repay RHI LLC’s existing senior second lien credit facility in full; (ii) approximately $35.7 million was used to fund a distribution to KRH intended to return capital contributions by KRH which KRH used to repay its unsecured term loan facility; (iii) approximately $0.5 million, net of reimbursements was used to pay fees and expenses in connection with the IPO; (iv) approximately $9.8 million was used to pay fees and expenses in connection with the amendments to the RHI LLC’s credit facilities, including accrued interest and a 1% prepayment premium on the existing senior second lien credit facility; and (v) $6.0 million was paid to Kelso in exchange for the termination of RHI LLC’s fee obligations under the existing financial advisory agreement. An additional $1.4 million of fees and expenses related to the IPO were paid subsequent to the IPO.
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
     The unaudited financial statements as of September 30, 2008 (Successor) and for the three months ended September 30, 2008 (Successor), the period from June 23, 2008 to September 30, 2008 (Successor), the three months ended September 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the nine month period ended September 30, 2007 (Predecessor) include, in the opinion of management, all adjustments consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation of the financial position and results of operations of the company for these periods. Results for the aforementioned periods are not necessarily indicative of the results to be expected for the full year.
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
(b) Comprehensive Loss
     Comprehensive loss consists of net loss and other losses affecting stockholders’/member’s equity that, under U.S. generally accepted accounting principles, are excluded from net loss. Comprehensive loss for the three months ended September 30, 2008 (Successor), the period from June 23, 2008 to September 30, 2008 (Successor), the three months ended September 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the nine month period ended September 30, 2007 (Predecessor) totaled approximately $(3.2) million, $(7.8) million, $(20.2) million, $(21.0) million and $(66.9) million, respectively.
(c) Segment Information
     The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 46%, 46%, 42%, 24% and 43% of total revenue for the three months ended September 30, 2008 (Successor), the period from June 23, 2008 to September 30, 2008 (Successor), the three months ended September 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the nine month period ended September 30, 2007 (Predecessor), respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.
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
(4) Loss Per Share, Basic and Diluted
     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. As of September 30, 2008, the Company has no potentially dilutive securities outstanding. The weighted average basic and diluted shares outstanding for the three months ended September 30, 2008 and the period from June 23, 2008 to September 30, 2008 was 13,500,100 each. The basic and diluted loss per share for the three months ended September 30, 2008 and the period from June 23, 2008 to September 30, 2008 was $(0.26) and $(0.54), respectively.
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
     The non-controlling interest associated with the initial investment by RHI Inc. in Holdings II and subsequent transactions are calculated as follows (in thousands):

Total Holdings II member’s equity as of June 22, 2008	$108,766
RHI Inc. investment in Holdings II	173,984
Non-controlling interest associated with distribution to KRH	(34,972)

Total post-IPO Holdings II members’ equity	247,778
Non-controlling interest of KRH	42.3%

Initial allocation of non-controlling interest in consolidated entity	104,810
Non-controlling interest in share-based compensation	223
Non-controlling interest in unrealized loss on interest rate swaps	(396)

Non-controlling interest allocation for the period from June 23, 2008 to September 30, 2008	(173)
Non-controlling interest in loss of consolidated entity for the period from June 23, 2008 to September 30, 2008	(5,312)

Non-controlling interest in consolidated entity as of September 30, 2008	$99,325

(6) Film Production Costs, Net
     Film production costs are comprised of the following (in thousands):

	(Successor)	(Predecessor)
	September 30,	December 31,
	2008	2007
Completed films	$914,838	$830,220
Crown Film Library	145,193	144,084
Films in process and development	41,819	12,211

	1,101,850	986,515
Accumulated amortization	(308,654)	(232,178)

	$793,196	$754,337

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	(Successor)		(Predecessor)
	Three Months	Period from	Three Months	Period from	Nine Months
	Ended	June 23, 2008 to	Ended	January 1, 2008 to	Ended
	September 30, 2008	September 30, 2008	September 30, 2007	June 22, 2008	September 30, 2007
	(In thousands)
Overhead costs capitalized	$3,434	$3,714	$3,574	$6,775	$10,403
Interest capitalized	165	191	702	313	1,461
Amortization of completed films	31,258	32,200	12,300	40,595	27,974
Amortization of Crown Film Library	981	1,072	759	2,608	759
     Approximately 33% of completed film production costs have been amortized through September 30, 2008. The Company further anticipates that approximately 10% of completed film production costs will be amortized through September 30, 2009. The Company anticipates that approximately 50% of completed film production costs as of September 30, 2008 will be amortized over the next three years and that approximately 80% of film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 18 years and 3 months as of September 30, 2008.
(7) Debt
     Debt consists of the following (in thousands):

	(Successor)	(Predecessor)
	September 30,	December 31,
	2008	2007
First Lien Term Loan	$175,000	$175,000
Revolver	318,789	225,625
New Second Lien Term Loan	75,000	—
Second Lien Term Loan (net of $4,674 of unamortized discount)	—	255,326

	$568,789	$655,951

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
     In connection with the IPO, the Company amended its First Lien Credit Agreement and Second Lien Credit Agreement to effect an increase in the capacity of the Revolver from $275.0 million to $350.0 million, permit the repayment of its Second Lien Term Loan and increase of the applicable interest rate margins. The amended First Lien Credit Agreement is now comprised of two facilities: (i) a six-year $175.0 million term loan (First Lien Term Loan) and (ii) a six year $350.0 million revolving credit facility, including a letter of credit sub-facility (Revolver). The new Second Lien Credit Agreement is comprised of a seven-year $75.0 million term loan (New Second Lien Term Loan). Proceeds from the New Second Lien Term Loan (initial $55.0 million drawn) and the increased Revolver were used, in addition to the net proceeds from the IPO and cash on hand, to repay the existing $260.0 million Second Lien Term Loan in its entirety and the pre-payment premium of $2.6 million. The pre-payment premium was capitalized as deferred debt issuance costs and is being amortized as interest expense over the term of the Company’s credit facilities.
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
     On August 7, 2008, the Company received $19.6 million in proceeds (net of $0.4 million of debt costs) from $20.0 million of additional loans from an affiliate of JPMorgan Chase Bank, N.A. (JPM) under its existing second lien credit facility, which was used to repay a portion of outstanding borrowings under its revolving credit facility and to optimize its liquidity in connection with the production of its planned film slate. In addition, certain affiliates of Kelso guaranteed the entire amount of the incremental loans to JPM (but not any subsequent assignee) and also agreed to purchase the loans from JPM on December 7, 2008 if JPM has not sold such loans to third parties or if the loans have not otherwise been repaid by that date. In September 2008, $5.0 million of these loans were syndicated to a third party, which reduced the amount guaranteed by affiliates of Kelso to $15.0 million.
     Interest payments for all loans are due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At September 30, 2008, the interest rates associated with the First Lien Term Loan, Revolver and New Second Lien Term Loan were 4.80%, 4.97%, and 10.97%, respectively. At September 30, 2008, the Company had availability of $27.8 million under its revolver, net of $3.4 million of stand-by letters of credit outstanding.
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
     The Company was in compliance with all required financial covenants as of September 30, 2008.
Interest Rate Swaps
     On April 10, 2007, the Company entered into two identical interest rate swap agreements to manage its exposure to interest rate movements associated with $435.0 million of its amended credit facilities by effectively converting its variable rate to a fixed rate. These interest rate swaps provide for the exchange of variable rate payments for fixed rate payments. The variable rate is based on three month LIBOR and the fixed rate is 4.9784%. The interest rate swaps commenced on April 27, 2007 and terminate on April 27, 2010. The aggregate fair market value of the interest rate swaps was approximately $(11.6) million and $(11.9) million as of September 30, 2008 and December 31, 2007, respectively.
     The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.
(8) Related Party Transactions
     In 2006, the Company agreed to pay Kelso an annual management fee of $600,000 in connection with planning, strategy, oversight and support to management (financial advisory agreement). This management fee was paid on a quarterly basis. A total of $150,000, $287,000 and $450,000 of this management fee was recorded as management fees paid to related parties in the unaudited consolidated statements of operations for the three months ended September 30, 2007 (Predecessor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the nine month period ended September 30, 2007 (Predecessor), respectively.
     Concurrent with the closing of the IPO, the Company paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties in the consolidated statements of operations for the period from June 23, 2008 to September 30, 2008 (Successor).
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
     On November 28, 2007, the Company received a complaint from Flextech Rights Limited (Flextech) asserting claims for breach of contract arising from a Distribution Agreement dated November 22, 1996 between Flextech and the Company. Flextech formally served the Company on December 19, 2007. Flextech alleged damages in the amount of $5.2 million for unpaid fees under the Distribution Agreement in connection with minimum guarantees made by the Company for its original programming. On May 12, 2008, the Company reached a settlement agreement with Flextech that resulted in the dismissal of this lawsuit with prejudice. The Company had sufficient accruals as of December 31, 2007 and September 30, 2008 to cover the settlement amount, which is due to be paid in two equal installments in the fourth quarter of 2008 and in 2009.

Item 2. Management’s Discussion and analysis of Financial Condition and Results of Operations
     This discussion may contain forward-looking statements that reflect RHI Entertainment Inc.’s (RHI Inc) current views with respect to, among other things, future events and financial performance. RHI Inc. generally identifies forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. Unless required by law, RHI Inc. does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
Overview
     We develop, produce and distribute new made-for-television (MFT) movies, mini-series and other television programming worldwide. We also selectively produce new episodic series programming for television. In addition to our development, production and distribution of new content, we own an extensive library of existing long-form television content, which we license primarily to broadcast and cable networks worldwide.
     Our revenue and operating results are seasonal in nature. A significant portion of the films that we develop, produce and distribute are delivered to the broadcast and cable networks in the second half of each year. Typically, programming for a particular year is ordered either late in the preceding year or in the early portion of the current year. Generally, planning and production take place during the spring and summer and completed film projects are delivered in the third and fourth quarters of each year. As a result, our first and second quarters typically have less revenue than the other quarters of a given year. Additionally, the timing of the film deliveries from year-to-year may vary significantly. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.
     Each year, we develop and distribute a new list, or slate, of film content, consisting primarily of MFT movies and mini-series. The investment required to develop and distribute each new slate of films is our largest operating cash expenditure. A portion of this investment in film each year is financed through the collection of license fees during the production process. Each new slate of films is added to our library in the year subsequent to its initial year of delivery. Cash expenditures associated with the distribution of the library film content are not significant.
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

     Current economic conditions have presented challenges for all companies, RHI included. As a result, the number of productions we deliver in 2008 will be reduced to between 30 and 35 films. We are closely monitoring factors such as reduced television advertising spending in the fourth quarter of 2008 and the first half of 2009 and the potential impact that this could have on the demand for and pricing of our film content and the distribution of our programming. At the same time, we are closely managing our operations and carefully reviewing costs to ensure we have the appropriate resources and sufficient liquidity.
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
Cost of sales
     We capitalize costs incurred for the acquisition and development of story rights, film production costs, film production-related interest and overhead, residuals and participations. Residuals and participations represent contingent compensation payable to parties associated with the film including producers, writers, directors or actors. Residuals represent amounts payable to members of unions or “guilds” such as the Screen Actors Guild, Directors Guild of America and Writers Guild of America based on the performance of the film in certain media and/or the guild member’s salary level.
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
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates that we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative facts and circumstances and allowances, if any, are adjusted during each reporting period.
Results of operations
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
     The results of operations for the three months ended September 30, 2008 and 2007 are summarized as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase/
	2008	2007	(Decrease)
Revenue
Production revenue	$21,833	$14,398	$7,435
Library revenue	31,693	14,349	17,344

Total revenue	53,526	28,747	24,779
Cost of sales	38,247	18,014	20,233

Gross profit	15,279	10,733	4,546
Other costs and expenses:
Selling, general and administrative	9,814	9,125	689
Amortization of intangible assets	314	332	(18)
Fees paid to related parties:
Management fees	—	150	(150)

Income (loss) from operations	5,151	1,126	4,025
Other (expense) income:
Interest expense, net	(9,855)	(13,361)	(3,506)
Interest income	17	51	(34)
Other (expense) income, net	(1,001)	262	(1,263)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(5,688)	(11,922)	(6,234)
Income tax provision	(389)	(475)	(86)

Loss before non-controlling interest in loss of consolidated entity	(6,077)	(12,397)	(6,320)
Non-controlling interest in loss of consolidated entity	2,570	—	2,570

Net loss	$(3,507)	$(12,397)	$(8,890)

Basic and diluted loss per share.	$(0.26)	N/A	N/A

Revenue, cost of sales and gross profit

	Three Months Ended September 30,
	2008		2007
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)
Production revenue	$21,833	41%	$14,398	50%	$7,435	52%
Library revenue	31,693	59%	14,349	50%	17,344	121%

Total revenue	53,526	100%	28,747	100%	24,779	86%
Cost of sales	38,247	71%	18,014	63%	20,233	112%

Gross profit	$15,279	29%	$10,733	37%	$4,546	42%

     Total revenue increased $24.8 million, or 86%, to $53.5 million during the three months ended September 30, 2008 from $28.7 million during the same period in 2007.
     Production revenue increased $7.4 million to $21.8 million in the three months ended September 30, 2008 compared to $14.4 million during the same period in 2007. In the three months ended September 30, 2008, there were five original MFT movies and two original mini-series delivered, while eight MFT movies and one mini-series were delivered during the three months ended September 30, 2007. The increase in production revenue was primarily the result of the delivery of an additional mini-series during the three months ended September 30, 2008 as compared to the same period in 2007.
     Library revenue increased $17.3 million to $31.7 million in the three months ended September 30, 2008 from $14.3 million during the comparable period in 2007. The increase of approximately 121% primarily resulted from increased demand for our library product. During 2008, we’ve recorded a higher percentage of our annual revenue in each of the first three quarters as compared to prior years.
     Cost of sales increased $20.2 million to $38.2 million for the three months ended September 30, 2008 from $18.0 million during the same period in 2007. Cost of sales is principally comprised of film cost amortization and, as a result, the increase in cost of sales was primarily attributable to the increase in revenue from 2007 to 2008. Film cost amortization as a percentage of revenue was higher in the three months ended September 30, 2008 as compared to the comparable period of 2007 due to the mix of films for which revenue was recognized in each period. Amortization is on a film-by-film basis and some of the films for which revenue is recognized during the three months ended September 30, 2008 have had higher rates of amortization than those in the same period of 2007. Cost of sales as a percentage of revenue increased to 71% for the three months ended September 30, 2008 from 63% in the comparable three months of the prior year. Consequently, the gross profit percentage declined to 29% for the three months ended September 30, 2008 from 37% in the comparable three months of the prior year.
Other costs and expenses

	Three Months Ended
	September 30,		$ Increase/	%Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Selling, general and administrative	$9,814	$9,125	$689	8%
Amortization of intangible assets	314	332	(18)	(5)%
Fees to related parties	—	150	(150)	(100)%

     Selling, general and administrative expenses increased $0.7 million to $9.8 million in the three months ended September 30, 2008, from $9.1 million in the same period in 2007. During the three months ended September 30, 2008, we incurred additional costs in connection with operating as a publicly traded company as well as slightly higher head-count related costs.
Interest expense, net
     Interest expense, net decreased $3.5 million to $9.9 million for the three months ended September 30, 2008 from $13.4 million during the comparable period in 2007. The decrease in interest expense is largely due to lower weighted average debt balances outstanding during the three months ended September 30, 2008 compared to 2007, contributing to the reduced interest expense. During the three months ended September 30, 2008, we had an average debt balance of $560.6 million compared to $663.0 million during the comparable period of 2007. In addition, interest expense was reduced due to lower average interest rates during the three months ended September 30, 2008 as compared to the comparable period of 2007 resulting from the reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the three months ended September 30, 2008 was 5.4%, compared to 7.9% during the comparable period of 2007. Partially offsetting the weighted average debt outstanding and reduction in interest rates was an increase in interest expense recorded in connection with our interest rate swap contracts resulting from the aforementioned reduction in LIBOR. Approximately $2.4 million in interest expense was recorded in connection with our interest rate swap contracts during the three months ended September 30, 2008, compared to $0.4 million in the three months ended September 30, 2007.
Other (expense) income, net
     Other (expense) income, net primarily represents realized foreign currency (losses) gains resulting from the settlement of customer accounts denominated in foreign currencies. For the three months ended September 30, 2008, we realized a foreign currency loss of $1.0 million as compared to a foreign currency gain of $0.3 million during the three months ended September 30, 2007.
Income tax provision
     For the three months ended September 30, 2008 and 2007, income tax provisions of approximately $0.4 million and $0.5 million, respectively, were generated. These provisions resulted primarily from foreign taxes related to license fees from customers located outside the United States. Our corporate subsidiary did not generate any significant taxable income or losses during either period. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income during the final quarter of the year to utilize the net operating loss generated by RHI Inc. in the three months ended September 30, 2008.
Net loss
     The net loss for the three months ended September 30, 2008 was $(3.5) million, compared to $(12.4) million for the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
     The results of operations for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined (1)	Predecessor
	Period	Period
	From	from
	June 23,	January 1,	Nine Months	Nine Months
	2008 to	2008 to	Ended	Ended
	September 30,	June 22,	September 30,	September 30,	Increase/
	2008	2008	2008	2007	(Decrease)
	(In thousands, except per share data)
Revenue
Production revenue	$22,765	$6,602	$29,367	$23,080	$6,287
Library revenue	33,182	66,643	99,825	35,644	64,181

Total revenue	55,947	73,245	129,192	58,724	70,468
Cost of sales	39,550	49,396	88,946	36,895	52,051

Gross profit	16,397	23,849	40,246	21,829	18,417
Other costs and expenses:
Selling, general and administrative	10,546	25,802	36,348	29,746	6,602
Amortization of intangible assets	350	671	1,021	996	25
Fees paid to related parties:
Management fees	—	287	287	450	(163)
Termination fee	6,000	—	6,000	—	6,000

Loss from operations	(499)	(2,911)	(3,410)	(9,363)	(5,953)
Other (expense) income:
Interest expense, net	(10,674)	(21,559)	(32,233)	(39,100)	(6,867)
Interest income	20	34	54	154	(100)
Loss on extinguishment of debt	—	—	—	(17,297)	(17,297)
Other income, net	(934)	706	(228)	645	(873)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(12,087)	(23,730)	(35,817)	(64,961)	(29,144)
Income tax (provision) benefit	(472)	1,518	1,046	2,325	(1,279)

Loss before non-controlling interest in loss of consolidated entity	(12,559)	(22,212)	(34,771)	(62,636)	(27,865)
Non-controlling interest in loss of consolidated entity	5,312	—	5,312	—	5,312

Net loss	$(7,247)	$(22,212)	$(29,459)	$(62,636)	(33,177)

Basic and diluted loss per share	$(0.54)	N/A	N/A	N/A	N/A

(1)	Represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods.

Revenue, cost of sales and gross profit

	Nine Months Ended September 30,
	2008		2007
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)
Production revenue	$29,367	23%	$23,080	39%	$6,287	27%
Library revenue	99,825	77%	35,644	61%	64,181	180%

Total revenue	129,192	100%	58,724	100%	70,468	120%
Cost of sales	88,946	69%	36,895	63%	52,051	141%

Gross profit	$40,246	31%	$21,829	37%	$18,417	84%

     Total revenue increased $70.5 million, or 120%, to $129.2 million during the combined nine months ended September 30, 2008 from $58.7 million during the same period in 2007.
     Production revenue increased $6.3 million to $29.4 million in the nine months ended September 30, 2008 compared to $23.1 million during the same period in 2007. In the nine months ended September 30, 2008, there were 14 original MFT movies and two original mini-series delivered, while 14 MFT movies and one mini-series were delivered during the nine months ended September 30, 2007. The increase in production revenue was primarily the result of the delivery of an additional mini-series during the nine months ended September 30, 2008 as compared to the same period in 2007.
     Library revenue increased $64.2 million to $99.8 million in the nine months ended September 30, 2008 from $35.6 million during the comparable period in 2007. The increase of approximately 180% primarily resulted from increased demand for our library product and additional revenue related to the distribution of programming on ION Media Networks (ION). Revenue related to the distribution of programming on ION increased $9.6 million during the nine months ended September 30, 2008 compared to the same period in 2007. The arrangement with ION did not commence until late June 2007 and, consequently, there was less revenue during the comparable period of 2007. As noted above, we’ve recorded a higher percentage of our annual revenue in each of the first three quarters of 2008 as compared to prior years.
     Cost of sales increased $52.1 million to $88.9 million for the nine months ended September 30, 2008 from $36.9 million during the same period in 2007. Cost of sales is principally comprised of film cost amortization and, as a result, the increase in cost of sales was primarily attributable to the increase in revenue from 2007 to 2008. Cost of sales as a percentage of revenue increased to 69% for the nine months ended September 30, 2008 from 63% in the comparable nine months of the prior year. Consequently, the gross profit percentage declined to 31% for the nine months ended September 30, 2008 from 37% in the comparable nine months of the prior year. The decrease in gross profit is primarily the result of an additional $6.4 million arising from the amortization of minimum guarantee payments made to ION during the nine months ended September 30, 2008 resulting from our arrangement with ION, which commenced in late June 2007. Also contributing to the decrease in gross profit as a percentage of revenue was film cost amortization, which as a percentage of revenue was slightly higher in the nine months ended September 30, 2008 as compared to the comparable period of 2007 due to the mix of films for which revenue was recognized in each period. Amortization is on a film-by-film basis and some of the films for which revenue is recognized during the nine months ended September 30, 2008 have had higher rates of amortization than those in the same period of 2007.

Other costs and expenses

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Selling, general and administrative	$36,348	$29,746	$6,602	22%
Amortization of intangible assets	1,021	996	25	3%
Fees to related parties	6,287	450	5,837	1,297%
     Selling, general and administrative expenses increased $6.6 million to $36.3 million in the nine months ended September 30, 2008 from $29.7 million during the same period in 2007. During the nine months ended September 30, 2008, we incurred a $3.1 million provision for bad debt that was established during the nine months related to one customer whose payments owed to us are past due, an additional $2.7 million of severance related costs and $1.8 million of marketing and promotional costs related to the distribution of programming on ION. We also incurred additional costs in connection with operating as a publicly traded company and higher headcount-related costs during the nine months ended September 30, 2008 versus the comparable period of 2007. The aforementioned increases were partially offset by $3.0 million of professional fees incurred for the consideration of financing structures during the nine months ended September 30, 2007. There were no comparable costs incurred during the nine months ended September 30, 2008.
     In 2006, we agreed to pay Kelso an annual management fee of $600,000 in connection with a financial advisory agreement for planning, strategy, oversight and support to management. A total of $287,000 and $450,000 of this management fee was recorded as fees paid to related parties during the nine months ended September 30, 2008 and 2007, respectively. Concurrent with the closing of the IPO, we paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties during the nine months ended September 30, 2008.
Interest expense, net
     Interest expense, net decreased $6.9 million to $32.2 million for the nine months ended September 30, 2008 from $39.1 million during the comparable period in 2007. The decrease in interest expense is primarily due to a lower average interest rate during the nine months ended September 30, 2008 as compared to the comparable period of 2007 resulting from the favorable refinancing of our credit facilities in April 2007 as well as reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the nine months ended September 30, 2008 was 5.8%, compared to 8.3% during the comparable period of 2007. Partially offsetting the decrease from the average interest rates was a higher weighted average debt balance outstanding during the nine months ended September 30, 2008 compared to 2007 and an increase in interest expense recorded in connection with our interest rate swap contracts resulting from the aforementioned reduction in LIBOR. During the nine months ended September 30, 2008, we had an average debt balance of $633.1 million compared to $620.3 million during the first nine months of 2007. Approximately $5.9 million in interest expense was recorded in connection with our interest rate swap contracts during the nine months ended September 30, 2008, compared to $0.9 million in the nine months ended September 30, 2007.
Other (expense) income, net
     Other (expense) income, net primarily represents realized foreign currency (losses) gains resulting from the settlement of customer accounts denominated in foreign currencies. For the nine months ended September 30, 2008, we realized foreign currency losses totaling $0.2 million compared to a foreign currency gain of $0.6 million during the nine months ended September 30, 2007.
Income tax benefit
     For the nine months ended September 30, 2008 and 2007, income tax benefits of approximately $1.0 million and $2.3 million, respectively, were generated. These benefits resulted primarily from taxable losses for the periods associated with our corporate subsidiary, partially offset by provisions for foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income during the final quarter of the year to utilize the net operating loss generated by RHI Inc. in the period from June 23 through September 30, 2008.

Net loss
     The net loss for the nine months ended September 30, 2008 was $(29.5) million, compared to $(62.6) million for the nine months ended September 30, 2007.
Liquidity and capital resources
     Our credit facilities currently include: (i) two first lien facilities, a $175.0 million term loan and a $350.0 million revolving credit facility; and (ii) a $75.0 million senior second lien term loan. As of September 30, 2008, all of our debt was variable rate and totaled $568.8 million outstanding. To manage the related interest rate risk, we have entered into interest rate swap agreements. As of September 30, 2008, we had floating to fixed interest rate swaps outstanding in the notional amount of $435.0 million, effectively converting that amount of debt from variable rate to fixed rate. As of September 30 2008, we had $6.7 million of cash compared to $1.4 million of cash at December 31, 2007. As of September 30, 2008, we had $27.8 million available under our revolving credit facility, net of an outstanding letter of credit, subject to the terms and conditions of that facility. Historically, we have financed our operations with funds from operations, capital contributions from our owners and the use of credit facilities. Additionally, from time-to-time, we may seek additional capital through the incurrence of debt, the issuance of equity or other financing alternatives. Given current credit and equity market conditions, our ability to attract additional capital may be significantly more difficult than it has been in the past.
     Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of capitalized interest and includes amortization of debt issuance costs, totaled $9.9 million for the three months ended September 30, 2008 and $32.2 million for the nine months ended September 30, 2008. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes.
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
     Continued turbulence in the U.S. and international financial markets and economies may adversely affect our liquidity and financial condition and the liquidity and financial condition of our distribution, production and business partners. If these market conditions continue, they may limit our ability, and the ability of our distribution, production and business partners, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.
     Overall, we believe our cash on hand, available borrowings under our revolving credit facility and projected cash flows from operations will be sufficient to satisfy our financial obligations through at least the next twelve months.

     The chart below shows our cash flows for nine months ended September 30, 2008 and 2007.

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined	Predecessor
	Period from	Period from	Nine Months	Nine Months
	June 23, 2008	January 1,	Ended	Ended
	to September 30,	2008 to June 22,	September 30,	September 30,
	2008	2008	2008	2007
	(Dollars in thousands)
Net cash used in operating activities	$(30,574)	$(32,331)	$(62,905)	$(103,353)
Net cash used in investing activities	(77)	(81)	(158)	(125)
Net cash provided by financing activities	3,837	64,520	68,357	103,801
Cash (end of period)	6,701	33,515	6,701	4,074
Operating activities
     Cash used in operating activities in the nine months ended September 30, 2008 was $62.9 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. In the nine months ended September 30, 2008, $36.3 million of interest was paid as were $6.6 million of minimum guarantee payments to ION associated with our arrangement to provide programming for its primetime weekend schedule.
     Cash used in operating activities in the nine months ended September 30, 2007 was $103.4 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. In the nine months ended September 30, 2007, $37.0 million of interest was paid as were $6.2 million of minimum guarantee payments to ION associated with our arrangement to provide programming for its primetime weekend schedule, $3.0 million of professional fees incurred for the consideration of financing structures and a payment of $8.0 million to settle certain other accrued liabilities.
Investing activities
     During the nine months ended September 30, 2008 and 2007, we used $0.2 million and $0.1 million, respectively, in investing activities, reflecting the purchase of property and equipment.
Financing activities
     During the nine months ended September 30, 2008, $68.4 million of cash was provided by financing activities. We used the $174.0 million of net proceeds from our IPO in combination with $55.0 million of proceeds from our new second lien term loan and $81.2 million of proceeds from our revolving credit facility to fund the $260.0 million repayment of our prior second lien term loan, a $35.7 million distribution to KRH, a $2.6 million second lien term loan pre-payment penalty and $4.2 million of costs associated with our new and amended credit facilities. RHI LLC received a $29.1 million equity contribution from KRH prior to the IPO. An additional $32.0 million of cash was provided by financing activities from borrowings under our credit facilities (net of repayments of $69.6 million), inclusive of $19.6 million in proceeds from additional loans under our second lien credit facility.
     During the nine months ended September 30, 2007, $103.8 million of cash was provided by financing activities from borrowings under our credit facilities (net of deferred debt financing costs of $3.3 million and repayments of $595.5 million), principally to fund our operating activities.

Contractual obligations
     The following table sets forth our contractual obligations as of September 30, 2008:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Off balance sheet arrangements:
Operating lease commitments (1)	$38,365	$3,207	$7,470	$7,052	$20,636
Obligations pursuant to ION Agreement (2)	15,140	15,140	—	—	—
Purchase obligations (3)	21,039	18,879	2,160	—	—

	74,544	37,226	9,630	7,052	20,636

Contractual obligations reflected on the balance sheet:
Debt obligations (4)	568,789	—	17,500	476,289	75,000
Accrued film production costs (5)	63,206	51,072	12,134	—	—
Other contractual obligations (6)	6,296	6,296	—	—	—

	638,291	57,368	29,634	476,289	75,000

Total contractual obligations	$712,835	$94,594	$39,264	$483,341	$95,636

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office and storage space.

(2)	Obligations pursuant to the ION Agreement represent minimum guarantee payments associated with our arrangement to provide programming to ION for its primetime weekend schedule.

(3)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(4)	Debt obligations exclude interest payments and include future principal payments due on our bank debt (see Note 7).

(5)	Accrued film production costs represent contractual amounts payable for the completed films as well as costs incurred for the buy out of certain participations.

(6)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.
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
     We are subject to market risks resulting from fluctuations in interest rates as our credit facilities are variable rate credit facilities. To manage the related risk, we enter into interest rate swap agreements. As of September 30, 2008, we have swaps outstanding that total $435.0 million, effectively converting that portion of debt from variable rate to fixed rate.
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
     Historically, foreign exchange gains (losses) have not been significant. Foreign exchange gains (losses) for the three months ended September 30, 2008, the period from June 23, 2008 through September 30, 2008, the three months ended September 30, 2007, the period from January 1, 2008 through June 22, 2008 and the nine months ended September 30, 2007 were $(1.0) million, $(0.9) million, $0.3 million, $0.7 million and $0.6 million, respectively.
Credit risk
     We are exposed to credit risk from our licensees. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons. During the nine months ended September 30, 2008, we incurred a $3.1 million provision for bad debt related to one customer whose payments owed to us are past due.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There have not been any unregistered sales of equity securities or repurchases of the Company’s common stock during the quarter ended September 30, 2008.
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
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submissions of Matters to a Vote on Security Holders
     None
Item 5. Other Information
     Stockholder proposals for inclusion in the proxy materials related to the 2009 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be received at the principal offices of the Company no later than December 5, 2008. The Company’s Amended and Restated Bylaws contain time limitations, procedures and requirements relating to stockholder proposals not intended to be included in the proxy materials related to the 2009 Annual Meeting of Stockholders pursuant to Rule 14a-8.

Item 6. Exhibits

Exhibit
Number	Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	By: /s/ Robert A. Halmi, Jr Robert A. Halmi, Jr.
Chairman, President & Chief
Executive Officer
(Principal Executive Officer)

Date: November 6, 2008	By: /s/ William J. Aliber

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