Form 10-K
period 2008-12-31
RHI Entertainment, Inc.
filed 2009-03-05
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34102
RHI ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4614616
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1325 Avenue of Americas, 21st Floor New York, New York (Address of Principal Executive Offices)	10019 (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(212) 977-9001

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	NASDAQ Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     NO ☑

Based on the closing sales price of $12.99 per share on June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $175,366,299 million. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 13,505,100 as of March 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

RHI ENTERTAINMENT, INC.

FORM 10-K

i

AVAILABLE INFORMATION

Our website address is www.rhitv.com. We make available free of charge on the Investor Relations section of our website (http://ir.rhitv.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct. We do not intend for information contained in our website to be part of this Form 10-K.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In this report, except where the context requires otherwise, references to: (1) “RHI LLC” refers to RHI Entertainment, LLC, a Delaware limited liability company that is the current operating company for our business, and the sole asset of RHI Entertainment Holdings II, LLC; (2) “Holdings II” refers to RHI Entertainment Holdings II, LLC, a Delaware limited liability company which holds RHI LLC as its sole asset; (3) “RHI,” “RHI Inc.,” the “Company,” “we,” “us,” and “our” refer to RHI Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, including Holdings II and RHI LLC and their subsidiaries and predecessor companies; (4) “KRH” refers to KRH Investments LLC, a Delaware limited liability company, which together with RHI Inc. are the members of Holdings II; (5) “Kelso” refers to Kelso & Company L.P. a Delaware limited partnership, an affiliate of the principal investor in KRH; (6) “Initial Predecessor Company” refers to Hallmark Entertainment, LLC, our operating company prior to January 12, 2006 (for purposes of our financial data); (7) “Predecessor Company” refers to RHI LLC, our operating company from January 12, 2006 (inception) to June 22, 2008 (for purposes of our financial data); (8) “Successor Company” refers to RHI Inc. from June 23, 2008 (the date of the its initial public offering) (9) “Hallmark Cards” refers to Hallmark Cards Inc., a Delaware corporation; (10) “Crown Media” refers to Crown Media Holdings, Inc., a Delaware corporation and a subsidiary of Hallmark Cards; and (11) “Hallmark Entertainment” refers to Hallmark Entertainment LLC, a Delaware limited liability company, its consolidated subsidiaries and the predecessor company of RHI LLC before it was acquired and renamed in January 2006.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “seek,” “estimate,” “plan,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Moreover, we operate in a competitive and rapidly changing market environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common shares, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk factors” and elsewhere in this report could have a material adverse effect on our business, financial condition and results of operations.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations.

ii

PART I

Item 1.	Business

Overview

We develop, produce and distribute new made-for-television movies, mini-series and other television programming worldwide. We are the leading provider of new long-form television content, including domestic made-for-television, or MFT, movies and mini-series. We also selectively produce new episodic series programming for television. In addition to our development, production and distribution of new content, we own an extensive library of existing long-form television content, which we license primarily to broadcast and cable networks worldwide.

Our business is comprised of the licensing of new film production and the licensing of existing content from our film library in territories around the world. Licensing rights in our film library generate contractual accounts receivable. The contractual accounts receivable reflect license agreements we have entered into with third parties for rights to our film content in future periods. The ability to license our library content in this manner provides us with visibility into long-term library cash flow.

Development and production

Made-for-television movies

Our MFT movie franchise focuses on the production of films with dramatic, suspenseful, or more recently, action/thriller storylines which are generally two broadcast hours in length. With production costs of $1.0 to $2.0 million per broadcast hour, our MFT movies limit our financial risk with their short production cycles and pre-sales which typically recoup the majority of our cost of production. In 2007 and 2008 our pre-sales equaled 84% and 70% of our MFT movie production costs, respectively. The decline in pre-sales as a percentage of production costs reflects lower sales activity resulting from the general economic slow down in the second half of the year and our operating decision to provide exploitation windows for programming on ION Media Networks (ION) and/or pay-per-view (PPV), prior to exploitation windows on broadcast or cable networks.

MFT movies are ordered by broadcast and cable networks and have become an integral part of the broadcast strategies of these programmers. Networks license the rights to air films that meet the characteristics of the network’s genre and therefore will appeal to their viewers. In 2008, we delivered multiple MFT movies to the Hallmark Channel, Lifetime, the Sci-Fi Channel and Spike TV. In 2009, we have completed development and have begun production for several MFT movies, which have already been licensed to broadcast and cable networks.

Mini-series

Over the past 20 years, we have shaped the mini-series industry with award winning and highly-rated releases like Lonesome Dove, Gulliver’s Travels, Human Trafficking, Tin Man and Mitch Albom’s The Five People You Meet in Heaven. A mini-series is typically four broadcast hours in length and production costs are approximately $2 to $5 million per broadcast hour of content. Typically, mini-series are ordered by broadcast and cable networks on a picture-by-picture basis. In 2007, we pre-sold more than 100% of our production costs for mini-series. In 2008, the pre-sales were 80% of our production costs for mini-series, reflecting the lower sales activity resulting from the general economic slowdown in the second half of the year and our operating decision to provide exploitation windows for programming on ION as noted above.

Episodic series

In addition to MFT movies and mini-series, we have selectively produced episodic series programming in the past for broadcast and cable television if pre-ordered by our customers. The initial order for a television series is typically 13 episodes and a customer will generally increase its initial order to 22 episodes if the series is generating high ratings for such customer. We do not undertake production of a series unless a portion of the production costs are covered by the initial network’s license fee. We intend to selectively increase series development in the future.

Long-form television library

With more than 1,000 titles, comprising over 3,500 broadcast hours of long-form television programming, our library is an important source of contractual cash flow, revenue and growth for our business. Our film library is enhanced each year with the addition of new MFT movies, mini-series and other television programming as their initial licenses expire. These new productions add value to the film library and ensure that it remains current. We believe that the talent and recognizability of the actors and actresses starring in our productions, along with the subject matter, result in our library having a long shelf life. Classic MFT movies and mini-series such as Cleopatra, Alice In Wonderland, Call of the Wild, Dinotopia, Arabian Nights, Merlin, The Odyssey and The Lion in Winter are examples of our library content which have been repeatedly licensed to our customers over the last several years.

Company strengths

Proven production model — We have a business model that generates contractual sales for our new productions in advance of their delivery and provides visibility into long-term cash flows from the licensing of rights to content in our film library. The unique characteristics of our production model include:

•	adhering to our general practice of commencing production when we have a firm order from an initial licensee;

•	collecting a significant portion of this contracted cash during the production cycle and prior to delivery of our content; and

•	contracting with additional customers to license or pre-sell rights which account for a majority of our production costs prior to delivery of our content.

Long-term contracted library cash flows — We have one of the largest film libraries of its kind, with more than 1,000 titles, comprising over 3,500 broadcast hours, of long-form television programming. Our library is an important source of contractual cash flow, revenue and growth for our business. Since film library sales have low incremental costs, we benefit from high free cash flow margins on library sales, providing us with significant operating leverage.

Expanding customer base — We expect to generate revenue and operating profit growth through an expanding customer base driven by the proliferation of worldwide cable networks and an increasing domestic and international demand for our library product. We have long served a customer base that includes a variety of domestic broadcast and cable networks, such as ABC, CBS, the Hallmark Channel, Lifetime, NBC and USA Network, as well as large international broadcasters, including Antena-3 in Spain, M6 and TF1 in France, PROSIEBEN-SAT1 in Germany, Seven Network in Australia and Sky in the United Kingdom and Ireland. With the emergence of new content demand from cable networks, we have been able to grow our customer base to include networks such as ION, the Sci-Fi Channel, Starz/Encore and Spike TV.

Leading content provider — In nine of the last 14 seasons, we have developed and distributed either the highest-rated U.S. broadcast MFT movie or the highest-rated U.S. broadcast mini-series episode. The popularity of our programming is evidenced by our distribution of six of the ten highest-rated mini-series episodes, including each of the top three episodes, during the 2005/2006 season, based on research provided by Nielsen. More recently, the December 2007 premiere of Tin Man was the most watched program in the history of the Sci-Fi Channel based on research provided by Nielsen. Our productions have won 105 Emmy® Awards, 15 Golden Globes Awards and eight Peabody Awards.

Highly experienced management team — Our senior management team has on average over 20 years of industry experience. The team has a history of delivering quality programming on time and within budget. Under Robert Halmi, Jr.’s leadership, we have developed, produced and distributed more than 2,500 broadcast hours of television programming and our content has received numerous Emmy® Awards and other television awards. Our management is responsible for our development of valuable production and distribution partnerships and our strong relationships with talent.

Company strategy

We intend to take advantage of our proven production model and our leading position in the long-form television industry in order to grow the company. Key elements of our strategy include:

Exploit our growing library — Our library is an important source of contractual cash flow, revenue and growth for our business and is enhanced each year with additional new MFT movies, mini-series and other television programming. With the acquisition of the Crown Media library in late 2006, we more than doubled the number of titles in our library. Our library now has more than 1,000 MFT movies, mini-series and other television programs, comprising over 3,500 broadcast hours of long-form television programming.

We expect to achieve growth through the licensing and re-licensing of existing and new content to broadcast and cable networks. Our cost to produce new content is generally recouped by the end of its initial licensing term of three to seven years, making each additional license agreement for this content an opportunity to generate cash flows with nominal incremental expenditures.

A significant portion of the content in our film library is under license at any given time. We monitor the licensing availability of all of our film content, and through the efforts of our sales organization, maximize the licensing of this film product. As we continue to grow our long-form television library with the annual additions of new content, we expect our library to drive an increasing amount of our annual revenue, resulting in significant cash flow and profit margin growth.

Capture growth opportunities in the worldwide television market — As the number of cable channels and other outlets for television programming multiply, demand for high quality long-form television programming such as ours will increase. We will continue to develop, produce and distribute our new content and actively license our expanding library on a worldwide basis.

Adapt our product to meet the demands of a diverse customer base — As the distribution channels we serve expand and diversify, we intend to continue to broaden and diversify the type of film content we distribute. For example, we have recently developed and distributed a number of action/thriller MFT movies for the Sci-Fi Channel and Spike TV. This genre of product for us is in demand in our existing worldwide distribution pipelines of broadcast and cable and also in emerging distribution areas for us, such as PPV. Further, these movies expand and broaden the composition of our film library.

Target new distribution platforms — As new distribution platforms emerge and grow, we believe that we are extremely well positioned to benefit from this increasing demand for content. We see potential in various markets, including home video and PPV. We have signed contracts with Genius Products, LLC or Genius, for DVD distribution, Apple for iTunes video online distribution and ION to provide programming for its primetime weekend schedule. We will generate licensing revenue from the sale of the associated advertising time and share the proceeds with ION. In April 2007, we became the first producer to premier MFT movies nationally to PPV customers, initially to nine million Time Warner and Brighthouse digital cable homes. Subsequent agreements in 2007 and 2008 enabled us to offer these PPV premier movies to Comcast, Cox, Charter, Cablevision and Insight. In addition we also distribute select library titles for PPV exhibit to cable operator customers, and as such RHI PPV programming is currently available to more than 36 million PPV enabled customers. In addition, we extended our initial download initiative with Apple iTunes, or iTunes, to include Fancast and Road Runner, and our new distribution efforts also resulted in the launch of RHI library product on Comcast’s Fancast ad-supported broadband streaming platform.

In 2007 we became the exclusive programmer and provider of content for ION’s primetime weekend schedule. This arrangement enables us to more efficiently utilize our programming, offering shorter exploitation periods, and enhance our revenue by providing direct access to advertisers. The term of our agreement with ION ends on June 29, 2010, with an option to extend for an additional year. Under our agreement, we provide 12 hours of programming per week to ION utilizing our MFT movies, mini-series and other television programming from our library as well as new productions. In exchange for the license rights to our programming, we receive the revenue from the sale of all but two minutes of advertising inventory per broadcast hour during which our programming airs. We share equally in the revenue generated from our advertising sales with ION after we recoup certain costs and expenses, including the ION guarantee payments.

The production, marketing and distribution of our films

Project development

Our production process begins in project development, which requires relatively low expenditures to acquire the rights and commission new scripts for potential films. Projects are developed in-house or are commissioned by broadcast and cable networks. A portion of development we undertake each year (typically MFT movies) is commissioned and paid for by broadcast and cable networks. As part of this process, we work with both our internal staff and outside parties to develop a script and formulate a budget for the film.

For the development of some mini-series, and those projects not commissioned by networks, we have a small internal staff that reviews scripts and sources project ideas. Once the management team has targeted projects to further develop, produce and distribute, a pre-sale process is initiated to determine the interest of the potential licensee and the feasibility of bringing the project to fruition. Broadcast and cable networks are approached based on the subject matter and genre of a film, with the intention of maximizing audience appeal.

Prior to beginning full production, senior management reviews and approves all projects to determine economic viability (in a process called greenlighting). During greenlighting sessions, we review all key aspects of a film project including total production budget as compared to the aggregate fees expected from initial license contracts or expected foreign license distribution, production incentives and subsidies, and ancillary distribution opportunities such as PPV and home video sales.

Licensing

The first step in the sale process is negotiating an initial license with broadcast or cable networks. A network pays to acquire the right to air our content for a defined period of time. This period generally ends after a specific number of telecasts, but not later than three to seven years (depending on the type of content) after delivery. Our general practice is to not begin production of a MFT movie or mini-series without securing an initial license agreement. Most of our existing license agreements are not tied to ratings performance when aired, nor is there a penalty if ratings for a particular project do not meet expectations. See “Risk Factors — Risks related to our business — Our success depends on our ability to develop, produce and distribute quality MFT movies and mini-series that achieve acceptance from our target audiences.”

The exhibition rights licensed to a domestic licensee are generally limited to the United States and its territories. We usually are able to simultaneously license the same programming to international broadcast and cable networks. We have long-term relationships with broadcast and cable networks and distributors in many countries including the United Kingdom, Germany, Spain, France, Italy and Australia. Due to our long history of delivering content that satisfies international market demand, many of our international customers commit to licensing all or part of our annual production slate of MFT movies and mini-series prior to production. Fees from these foreign licensing arrangements, together with domestic license fees, generally equal or exceed the costs associated with these productions. Foreign licensees acquire the exclusive right to air our content for typically two to six years within their specific country of operation. Generally, we will not begin production of a MFT movie, mini-series or other television programming unless a significant number of these foreign license agreements are secured or are in negotiation.

The licensing process does not end when we secure the initial domestic and foreign licenses. If the initial domestic licensee is a broadcast network, we will also negotiate an exclusive subsequent license with a cable network. Broadcast and cable networks also license from us the second and third cycles of our film content. Internationally, we will often license successive second and third cycles of our film product. Similarly, we license our content to various distribution platforms such as home video and PPV.

Production

When the initial license agreement is secured, the production process begins. Although we have key employees who evaluate certain aspects of a project, we rely on third party production companies to produce many of our MFT movies, mini-series and other television programming. In consultation with RHI management, these third parties are responsible for hiring key talent, including actors, directors, writers and film production crews. In consultation with our senior management team, these third party production companies also determine the location of filming, finalize the production budget and schedule.

MFT movies are generally filmed in 25 to 30 days, while mini-series have a production timeline of approximately 40 to 60 days. All programming is filmed using either 35 millimeter or high definition cameras, enabling easy adoption to various distribution platforms.

Upon completion of filming, the core visuals and dialogue are in place and post-production commences. Post-production can include scene editing, addition of special effects and sound effects, and addition of a musical score. A final version of the project is then delivered to the initial licensee. The initial licensee may then air the film at will, in accordance with its licensing agreement. Further, the film is simultaneously delivered to our foreign licensees.

Production incentives and subsidies

Production incentives and subsidies for film productions are widely used throughout the television industry and are important in helping to offset production costs. Many foreign countries, the United States and individual states have programs designed to attract production. Production incentives and subsidies are used to reduce production costs and such incentives take different forms, including direct government rebates, sale and leaseback transactions or transferable tax credits. We have benefited from these incentives and subsidies in Canada as well as in Germany, the United Kingdom, Ireland, Hungary, South Africa, Australia, New Zealand and the United States. In many cases, co-production treaties between countries allow us to receive production incentives and subsidies from more than one country with respect to a single production.

Generally, incentive structures in lease form, which are most frequently used, have a term ranging from approximately eight to 25 years. Local investors will purchase rights in our films, and financing structures are set up such that these investors bear the risk of the tax benefit not being realized. If the incentives are in lease form, all of our fixed payment obligations are secured by cash deposits. Under these lease agreements, we may be required to pay fixed payments as well as contingent payments based on the profitability of the film. Although cash deposits established at the closing of a lease secure all of our fixed payment obligations under such a lease, there is no cash deposit for contingent payments. In addition, although we enjoy unfettered distribution rights for long distribution terms under such leases, the copyright ownership is transferred to and resides with the lessor during the lease term subject to certain provisions which take effect at the end of the lease term and allow us to repurchase the copyright. Our right to repurchase the copyright pursuant to these provisions may, in rare cases, result in additional payments having to be made by us at the end of the lease term. See “Risk factors — We have accessed a variety of film production incentives and subsidies offered by foreign countries and the United States which reduce our production costs. If these incentives and subsidies become less accessible to us or our production partners, or if they are eliminated, modified, denied or revoked for any reason, our production costs could substantially increase.”

Talent

Over the years, we have been able to attract a highly talented and diverse group of actors and actresses to star in our MFT movies, mini-series and other television programming. Our programming has included such actors as Jon Voight, Robert Duvall, Sigourney Weaver, Glenn Close and Patrick Stewart. Recently, as we have produced more diversified content, we have been able to attract actors such as Katherine Heigl, Sean Astin, Mira Sorvino and Zooey Deschanel. We expect to continue engaging well-known talented actors and actresses to star in our productions without compromising our production costs and operating budget.

Sales and distribution

Our sales force continuously makes presentations to broadcast and cable networks worldwide in order to generate orders for both our new productions and existing content from our film library. Our content is licensed on either an individual or multi-picture basis, depending on the needs of the distribution platform. Recent sales have included several multi-film agreements for licensing of new content. The majority of our new productions automatically qualify for inclusion in several of our existing international distribution agreements with European broadcast and cable networks, providing secured foreign market distribution.

Biannually, we attend large sales conferences in Cannes, France. These conferences bring together buyers and sellers from around the world. We produce various marketing and sales materials for these events and host numerous meetings with prospective clients. Our worldwide sales organization has offices in the United States, the United Kingdom and Australia.

Customers

Our customers include a variety of domestic broadcast and cable networks, such as ABC, CBS, the Hallmark Channel, Lifetime, NBC, the Sci-Fi Channel, Spike TV and USA Network, as well as large international broadcasters, including Antena-3, M6, PROSIEBEN-SAT1, Seven Network, Sky and TF1. In addition, our on-going new production and extensive library provide us with the ability to exploit new business opportunities beyond our traditional distribution channels. These opportunities include: increased international distribution; cable distribution and network programming (ION); home video; PPV; iTunes; mobile devices and online applications.

Seasonality

Our revenue and operating results are seasonal in nature. A significant portion of the films that we develop, produce and distribute are delivered to the broadcast and cable networks in the second half of each year. Typically, programming for a particular year is ordered either late in the preceding year or in the early portion of the current year. Planning and production takes place during the spring and summer and completed film projects are generally delivered in the third and fourth quarters of each year. As a result, our first, second and third quarters of our fiscal year typically have less revenue than the fourth quarter of such fiscal year. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

2007 through 2008 — Quarterly Revenue by Percent

Intellectual property

Our most valuable assets are our intellectual property and other legal rights in our film library, including our copyright ownership and interests therein. We currently conduct an active program to maintain and protect our intellectual property and other legal rights in the United States and abroad including the timely registration and recordation of our copyright interests with the United States Copyright Office and our trademarks with the United States Patent and Trademark Office. Copyright laws of the United States and most other countries provide substantial civil and criminal penalties for unauthorized duplication and exhibition of our films. As necessary, we will take appropriate and reasonable measures to secure, protect and maintain copyright protection for all of our pictures under the laws of the applicable jurisdictions.

Many foreign countries are signatories to the Berne Convention, and we, therefore, expect that our intellectual property rights are protectable in those countries. However, certain other foreign countries do not have laws which protect United States holders of intellectual property rights equivalent to the laws of the United States, and, therefore, our rights may be difficult to enforce, or may be unenforceable in those countries.

Competition

The developing, producing and distributing of MFT movies, mini-series and other television programming is a highly competitive business. The most important competitive factors include quality, subject matter and timeliness of delivery. Our primary competitors in MFT movie content include Disney/ABC International Television, CBS Paramount International Television, Sony Pictures Television International and Warner Brothers International Television Distribution. Similarly, there are numerous companies that develop, produce and distribute mini-series content. They are, among others, A&E International, CBS Paramount International Television, Disney/ABC International Television, HBO, NBC Universal International Television Distribution and Warner Brothers International Distribution.

Employees

As of December 31, 2008, we had 78 full-time employees with 71 employed in the United States, five in the United Kingdom and two in Australia. In addition, we have numerous independent contractors and consultants in creative, marketing and production areas.

Recent Developments

On February 9, 2009, Mr. Jeffrey Sagansky was appointed to our Board of Directors and assumed the role of non-executive Chairman of the Board. Mr. Sagansky’s directorship appointment filled the last vacancy on the Board. He will serve in the third class of the classified Board for the term ending at the 2011 annual meeting of stockholders and will remain on the Board until his successor is duly elected and qualified. In connection with the appointment of Mr. Sagansky, Mr. Robert A. Halmi, Jr. will continue to serve as a member of the Board, as well as our Chief Executive Officer and President. Mr. Sagansky has a career encompassing over 30 years as an investor and executive in the film, television and digital media business. He currently serves as Chairman of Elmtree Partners, a private casino development company and Chairman of Winchester Capital Partners, a private motion picture financing company. Prior to his appointment on our Board, Mr. Sagansky served as Co-Chairman of the Board of Directors of Peace Arch Entertainment Group, Inc. and, from 2002 to 2003, served as Vice Chairman of Paxson Communications.

Item 1A.	Risk Factors

Risks related to our business

We have incurred net losses in the past and may continue to experience net losses in the future, which may reduce our ability to raise needed capital.

We have incurred net losses in the past largely due to amortization of film production costs, inclusive of impairment charges, and interest expense on our outstanding indebtedness. During the year ended December 31, 2008, a non-cash impairment charge of $59.8 million with respect to goodwill was recorded as the result of our stock price declining significantly to a level implying a market capitalization below our book value. During the year ended December 31, 2007, a loss on extinguishment of debt was recorded with respect to the refinancing of our credit facilities. Should we continue to incur losses in the future, our ability to raise needed financing, or to do so on favorable terms, may be limited.

We principally operate in one business: the development, production and distribution of long-form television content; our lack of a diversified business could adversely affect us.

We derive substantially all of our revenue from the development, production and distribution of MFT movies, mini-series and other television programming. Since we depend on demand for long-form television content, our financial condition would suffer significantly if audience demand for our product declines in the future. This demand is driven by the interests of the viewers and the financial strength of the various networks. Unlike our major competitors, which are divisions of major media companies that generate revenue from a variety of other operations, we depend primarily on the success of our MFT movies and mini-series. In recent years, the major U.S. broadcast networks migrated away from airing long-form television programs in favor of reality programming. If a new type of content becomes popular in the television entertainment industry, or the networks or other buyers of our content perceive changes in audience demand for our content, the ability to license our MFT movies, mini-series and other television programming either domestically or internationally may be negatively impacted and we may suffer significant financial losses.

Delays and changed delivery dates can have a material impact on the timing of our revenue recognition and receipt of cash, which may affect our financial results and ultimately decrease the value of our stock price.

In accordance with GAAP, we do not recognize revenue from the distribution and licensing of our productions until several criteria are met, including such productions being made available for exhibition by a third party distributor or licensee. Historically, a majority of our annual productions have been completed and made available to our licensees during the third and fourth quarter of our fiscal year. Typically, our MFT movies, mini-series and other television programming are ordered in the beginning of our fiscal year, and produced during the spring and summer, with distribution beginning in the fall. To the extent that we have any production delays due to weather, equipment malfunctions, creative differences or labor strikes, the timing can shift from one quarter to the next, which will cause us to recognize that revenue in the next quarter or fiscal year and have a material impact on our results of operations. If we decide to give guidance on our financial condition or results of operation, we may not achieve those projections due to a variety of factors including those discussed in this report. Furthermore, due to unpredictable factors that may occur during production, we believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

Our success depends on our ability to develop, produce and distribute quality MFT movies and mini-series that achieve acceptance from our target audiences.

An uncertainty always exists with the production of television content whose success is subject to viewer tastes and preferences that can change in unpredictable ways. Generally, the popularity of our programs depends on many factors, including the critical acclaim they receive, the genre, the specific subject matter, the actors and other key talent and the format of their initial release. To respond to market demand, we have developed and produced film content outside of our traditional genres, including a number of action/thriller MFT movies targeted at a younger 18-34 year old demographic. We cannot assure you that there will continue to be a demand for these action/thriller movies in broadcast television, PPV and/or home video platforms. In addition, to respond to future market demand, we may need to produce genres that we lack experience in delivering. We cannot assure you that this programming will achieve high ratings.

The delivery of a MFT movie or mini-series that does not achieve high ratings can adversely affect our financial condition and results of operations in at least three ways. First, we rely heavily on our ability to license our original productions several times, but the receipt of low ratings for a particular MFT movie or mini-series will hinder our ability to re-license that program to another customer in the future. Second, the initial customer may decide against licensing the rights to any of our future MFT movies or mini-series due to the lack of profitability from the prior production. Third, one or more MFT movies or mini-series that do not achieve high ratings may cause a negative impact to our reputation and could also cause our significant customers to look to one of our competitors to fulfill their long-form television programming needs.

We have a significant concentration of our revenue from a limited number of licensees.

In 2008, approximately 71% of our revenue was earned from our top ten customers, with approximately 35% from the Hallmark Channel and 14% from broadcast and cable channels affiliated with Universal Television (NBC and the Sci-Fi Channel). We have decreased our dependence on the Hallmark Channel over the last two years as a result of the reduction of the number of original productions we license to the network. As a percentage of our total original MFT movies and mini-series productions licensed to broadcast and cable networks, the Hallmark Channel comprised approximately 69% in 2006, 28% in 2007 and 11% in 2008. Furthermore, our agreement to produce original programming for the Hallmark Channel, which we have relied upon in the past, expired at the end of 2007 and we have not entered into a renewal agreement. A disruption to, or termination of, our relationship with any of our significant licensees could cause our company to suffer significant financial losses. Additionally, as of December 31, 2008, approximately $145.2 million, or 82%, of the company’s accounts receivable was due from our top ten customers. Because the licensing of our content for network and cable television is highly concentrated, an adverse change in our relationship with any of our significant customers or an adverse change in the financial condition of our customers could have a material adverse impact on our financial condition.

We entered into an agreement with Genius for video and digital distribution of our content requiring Genius to provide us with quarterly royalty reports reflecting the financial performance of the titles included under the agreement along with quarterly royalty payments. If Genius does not report or remit to us in a timely manner, if Genius experiences financial difficulties, or if Genius is not successful in distributing our content, it could have a material effect on our business and results of operations.

We rely on third party licensees to promote, market and advertise our programming to their customer base in order to sustain high television ratings.

We have licensed to broadcast and cable networks the right to air our long-form television content. We also license our content to other parties in order to take advantage of emerging distribution platforms, such as PPV. Licensed distributors’ decisions regarding the timing of release and promotional support of our television content are important in determining the success of our MFT movies, mini-series and other television programming. We do not control the timing and manner in which our customers distribute our productions. Because we rely on those with initial rights in our content to create a high-level of interest in our programming, any decision by them not to distribute or promote one of our productions or, instead, to promote our competitors’ television programs or related products more than they promote ours could have a material adverse effect on our business and financial condition. In addition, upon the completion of a license term, we have the ability to re-license the same programming to another party. If during the initial license term, our programming does not enjoy high ratings, our ability to re-license these programs in the future will become difficult and our reputation and opportunity to license new programming may be adversely affected.

We place significant reliance on third party production companies to produce our MFT movies and mini-series.

Although we have a team of creative personnel who read scripts and evaluate talent, the filming, editing and final production of our films is primarily performed by third party producers and independent contractors. The success of our programming will depend to a degree on our ability and the ability of these third parties to avoid production problems and delays and to hire, retain and motivate top creative talent. Making films is an activity that requires the services of individuals, such as actors, directors and producers, each of whom have unique creative talents. If our production partners experience difficulty in hiring, retaining or motivating creative talent, the production of our films could be delayed or the success of our films could be adversely affected.

In 2008, three companies produced a total of approximately 60% of our MFT movies and mini-series. If any of these companies were unable to produce or assist in the production of our MFT movies and mini-series, we would have to expend significant time, money and resources to find another company to produce our content and we may not be able to meet our creative needs and timely completion of our content with a new production company.

Our business involves risks of liability claims for entertainment content, which could adversely affect our business, results of operations and financial condition.

As an owner and distributor of entertainment content, we may face potential liability for:

•	defamation;

•	invasion of privacy;

•	right of publicity or misappropriation;

•	actions for royalties and accountings;

•	breach of contract;

•	negligence;

•	copyright or trademark infringement (as discussed below); and

•	other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against broadcasters, producers and distributors of entertainment content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Our success depends on certain key employees.

Our success greatly depends on our employees. In particular, we are dependent upon the services of our President and Chief Executive Officer, Robert Halmi, Jr., select members of our senior management and certain creative employees such as directors and producers. We have entered into employment agreements with Mr. Halmi, Jr. and with all of our top executive officers and production executives. However, although it is standard in the television industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. Although we carry key employee insurance for Mr. Halmi, Jr., the proceeds from an insurance payout would not compensate for the loss of our President and Chief Executive Officer’s creativity and knowledge of the long-form television business. The loss of Mr. Halmi, Jr.’s services or a substantial group of key employees could have a material adverse effect on our business and results of operations.

We must continue to augment our film library with new titles on an annual basis in order to maintain contracted cash flows generated by our film library.

Although we own rights in more than 1,000 titles, comprising over 3,500 broadcast hours, of long-form television programming, we must continue to add to the existing titles in our film library. As audience tastes and demands change over time, some of our older content loses a portion of its licensing value. To meet market demand, we must continue to deliver new content that will achieve high ratings and increased viewership. If we do not augment our film library with new content that will meet market and audience demand, our film library cash flow will decrease and negatively impact our profits.

In addition, the size of our film library may decrease over time due to the expiration of our distribution rights to certain titles in our film library. Although we own the distribution rights in perpetuity for the majority of titles in our library, our rights to approximately 39% of the titles in our film library will ultimately expire. By December 31, 2012, our intellectual property rights in 86 of our films, or approximately 8% of our existing titles, will terminate. Therefore, we must continue to develop, produce and distribute new content in an effort to replenish the titles available for distribution and to sustain our business model.

We may not be able to sustain our production model of generating contractual sales and collecting a significant portion of our production costs in advance of the delivery of our content to an initial licensee.

Historically, our production model has enabled us to contract for and collect license fees recouping the majority of our production costs for our MFT movies and mini-series before delivery of our content to an initial licensee. Although we intend to adhere to our general practice of commencing production when we have contracted license fees for a significant portion of our production costs, we cannot assure you that this will always be the case. We may rely on an alternative means of revenue to recoup our production costs. Under our agreement with ION, licensing revenue is derived from the sale of associated advertising time made available during the airing of our programming. We may determine that there are other ways of licensing our content, or our customers may change the way they license productions and such alternative methods may not include an upfront license fee that recoups a majority of our production costs before we deliver the content.

We face risks relating to the international distribution of our films and related products.

Because we have historically derived a significant portion of our revenue (37%, 59% and 54% in 2008, 2007 and 2006, respectively) from the exploitation of our films in territories outside of the United States, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes and changes in these laws;

•	differing cultural tastes and attitudes, including various censorship laws;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates; and

•	war and acts of terrorism.

The advancement of video technologies may cause advertisers to shift their expenditures to media in which their commercial messages are not circumvented by technology, leading to a reduction in television advertising and a reduction in demand for our programming.

The entertainment industry in general and the television industry in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. In particular, broadcast and cable networks place significant reliance on the revenue stream generated from commercial advertising. Since the introduction of video technology such as Digital Video Recording, or DVR, television audiences now have the ability to circumvent commercials while they view television programming, which could negatively impact advertising demand for the advertisers for our content, and could therefore adversely affect our revenue. Similarly, further increases in the use of portable devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenue. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

This technology has impacted the Nielsen ratings, which advertisers utilize to determine the rates for advertising time which they purchase from the television networks. Lower Nielsen ratings may result in a decrease in the amount of advertising revenue received by the networks and the networks may not have sufficient cash flow to license our programming at current rates.

Our agreement with ION poses additional risks to our business, including our direct reliance on advertising revenue instead of our traditional revenue generated from licensing fees.

Traditionally, our revenue has come from the licensing of our original MFT movies, mini-series and other television programming, as well as licensing content from our film library. In 2007, we began providing programming for ION’s weekend primetime schedule in exchange for the right to receive the revenue from the sale of all but two minutes of advertising inventory per broadcast hour during which our programming airs. We share equally in the revenue generated from our advertising sales with ION after we pay certain guarantee payments to ION, and after we recoup certain costs and expenses, including such guarantee payments. We rely on ION’s advertising sales staff to sell the advertising space directly to advertisers on our behalf. Our agreement provides that we must pay ION a minimum guarantee for the advertising inventory regardless of the amount of advertising revenue actually generated during the year. If advertising spending decreases, or ION’s advertising sales force is unable to sell advertising space for us, the advertising revenue we expect to earn from providing content to ION may be reduced and the value of our film library could be negatively impacted. Consequently, we could potentially fail to recoup our costs related to the ION contract, which would have a material adverse effect on our total cash flow. See “Business — Company strategy — Target new distribution platforms.”

We could be adversely affected by strikes and other union activity.

We do not have any union-represented employees within our company, but we do rely on members of the Screen Actors Guild, the Writers Guild of America, the Directors Guild of America and other guilds in connection with most of our productions. We are currently subject to collective bargaining agreements with these unions and, therefore, must comply with all provisions of those agreements in order to hire actors, directors or writers who are members of these guilds. Provisions in each labor contract with each of the Guilds obligate us to pay residuals to their members based on various criteria including the airing of films or cash collections. If we fail to pay such residuals to those entitled to receive them, any of the unions that represent our actors, writers and directors may have the right to foreclose on the film giving rise to such residual in order to compensate its union members accordingly. Additionally, we may be adversely impacted by work stoppages or strikes. For example, the four-month long strike by the Writers Guild, which ended February 2008, diminished the pool of writers available to us during such work stoppage. The collective bargaining agreement with the Screen Actors Guild expired in June 2008. A halt or delay in negotiating a new industry-wide union contract, depending on the length of time involved, could lead to a strike by union members and cause delays in the development, production and completion of our films. Any new collective bargaining agreements may increase our expenses in the future.

Business interruptions and disasters could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, flood, power loss, telecommunications failures and similar events beyond our control. In addition, we have a film vault located in California and a backup storage facility located in New Jersey. Our California film vault has, in the past, and may, in the future, be subject to earthquakes as well as electrical blackouts as a consequence of a shortage of available electrical power. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that such plans will be effective in the event of a specific disaster. In addition, we have business interruption insurance as well as property damage insurance to cover losses that stem from an event that could disrupt our business. However, films are unique in nature and cannot be easily reproduced. If our storage facilities were to suffer damage or destruction such that our films were no longer able to be licensed to third parties, our opportunity to generate revenue by re-licensing our content would be limited and would potentially impact our earnings and financial condition.

We may incur significant expenses in order to protect and defend against intellectual property claims, including claims where others may assert intellectual property infringement claims against us.

We currently own the rights to distribute more than 1,000 titles in our film library. As such, our success depends, in part, upon sufficient protection of our intellectual property. We cannot be certain that we have good title to each of the films in our library. Many of these films were produced by production companies that we hired, but others were acquired. Most notably, we acquired the domestic rights to approximately 550 titles from Crown Media in December 2006. Although the seller made representations that it had legal title to these films at the time of sale, we cannot be certain that legal title to these films was acquired when we consummated the acquisition. There can be no assurance that infringement or misappropriation claims (or claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Notwithstanding the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

We face a potential loss in the copyrighted works in our library if it is determined that authors or artists have a right to recapture rights in those works under the U.S. Copyright Act.

Under the U.S. Copyright Act, authors and their heirs have a non-waiveable statutory right to terminate their earlier assignments and licenses in many copyrighted works by sending notice within a statutorily-defined window of time. The right of termination does not apply to copyrights in “works made for hire” which encompasses most of the copyrights we own. However, with respect to copyrights we license or to the extent that any of the works we have rights in are determined not to be “works made for hire,” a termination right may exist under the U.S. Copyright Act. These rights can provide authors and their heirs an opportunity to renegotiate new and more commercially advantageous arrangements. If that were to come to pass, our net revenue associated with those works could decrease.

Our intellectual property rights may not be enforceable in certain foreign jurisdictions.

We attempt to protect our proprietary and intellectual property rights in our productions through available copyright and trademark laws as well as through licensing and distribution arrangements with reputable international companies in specific territories and for limited durations. We rely on copyright laws to protect the works of authorship created by us or transferred to us via assignment or by operation of law as “works made for hire.” We have generally recorded or registered our copyright and trademark interests in the United States. Despite these precautions, existing copyright and trademark laws vary from country to country and the laws of some countries in which our productions are marketed may not protect our intellectual property to the same extent as do U.S. laws, or at all. Furthermore, although copyrights and trademarks that arise under United States and United Kingdom law will be recognized in most other countries (as most countries are signatories to the Berne Convention, the Universal Copyright Convention and the Madrid Protocol), we cannot guarantee that courts in other jurisdictions will afford our copyrights and trademarks the same treatment as do courts in the United States or the United Kingdom. Although we believe that our intellectual property is enforceable in most jurisdictions, we cannot guarantee such validity or enforceability.

Competition within our industry could reduce our licensing revenue and our ability to achieve profitability.

We operate in the highly competitive business of developing, producing and distributing long-form television programming. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than us, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete with other television production and distribution companies, such as Buena Vista International Television, Paramount Television and Sony Pictures Television. A continuing trend towards business combinations and alliances in the communications industries may create significant new competitors for us or intensify existing competition. Many of these combined entities have resources far greater than ours. These combined entities may provide programming and other services that compete directly with our offered programming. We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future pricing levels as competition increases. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would negatively impact our results of operations.

Furthermore, third party producers, whom we heavily rely on to produce our productions, are capable of developing, producing and distributing their own content to cable and broadcast networks. If this were to occur, these third party producers could subject us to further competition in the industry.

Our preliminary plans for developing additional revenue and distribution opportunities may not be implemented, may require substantial expenditures and may not be achieved.

In addition to growing our broadcast and cable network customer base for distribution of our content, we are also considering other potential opportunities for revenue growth. We believe that our on-going development and production of new content and our extensive library may provide us with the ability to exploit new business opportunities such as licensing our content to emerging distribution platforms, including PPV, iTunes, mobile devices and online applications. Some of these plans are at an early stage, and we may not actually proceed with all of them. Furthermore, for those we do proceed with, we cannot assure you that such plans will be successful or profitable.

We may incur accelerated film amortization or significant write-offs if our estimate of total revenue for each film is not accurate.

We use the individual film-forecast-computation method to amortize our capitalized film production costs. We are required to amortize capitalized film production costs over the expected revenue streams as we recognize revenue from each of the associated films. The amount of film production costs that will be amortized depends on the amount of future revenue we expect to receive from each film. If estimated ultimate revenue declines, amortization of capitalized film costs will be accelerated and future margins may be lower than expected. If estimated ultimate revenue is not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. Such accelerated amortization would adversely impact our business, operating results and financial condition. Furthermore, we base our estimates of revenue on a variety of information, including recent sales data from domestic and major international licenses and other sources. If the estimates are not correct, and our internal controls over such information do not detect such an error, the amount of revenue and related expenses that we recognize could be incorrect, which could result in fluctuations in our earnings.

We have accessed a variety of film production incentives and subsidies offered by foreign countries and the United States which reduce our production costs. If these incentives and subsidies become less accessible to us or to our production partners, or if they are eliminated, modified, denied or revoked, our production costs could substantially increase.

Production incentives and subsidies for film production are widely used throughout the industry and are important in helping to offset production costs. Many foreign countries, the United States and individual states have programs designed to attract production. Canada is a notable example. Incentives and subsidies are used to reduce production costs and such incentives and subsidies take different forms, including direct government rebates, sale and leaseback transactions or transferable tax credits. We have benefited from these financial incentives and subsidies in Canada as well as in Germany, the United Kingdom, Ireland, Hungary, South Africa, Australia, New Zealand and the United States. The laws and procedures governing these production incentives are subject to change. For example, the federal tax law in the United States that permits us to access a transferable tax credit to reduce costs on our domestic productions is set to expire on December 31, 2009 and the prospects for its renewal are uncertain. If this law is not renewed, or if we or our production partners are unable to access any of these incentives and subsidies because they are modified or eliminated, we may be forced to restructure the financing of our film productions, increasing the likelihood that our inability to offset production costs will cause our profits to decrease. Further, the applications for these incentives and subsidies often are prepared and filed by our production partners, rather than by us, and they are subject to guidelines and criteria mandated by foreign, United States or state governments. We do not control the application or approval processes. If these applications are denied or revoked for any reason, impacting the operations of our production partners, we may be forced to restructure the financing of our film productions. Failure to achieve the cost savings that we have historically achieved could have a material adverse effect on our results of operations, financial condition and cash flows. For further discussion on these production incentives and subsidies, see “Business — The production, marketing and distribution of our films — Production incentives and subsidies.”

We have been managing a public company for less than one year.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. Since consummation of our initial public offering (IPO) in June 2008, we have begun to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support this expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to continue to incur significant expenses related to these steps including, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring of additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our existing senior secured credit facilities.

As of December 31, 2008, our total long-term debt outstanding was $576.8 million and we had $22.4 million of cash on hand. In addition, subject to the restrictions under our various debt agreements, we may borrow additional amounts under our existing senior secured credit facilities to fund operating cash flow requirements, finance capital expenditures or for other purposes. We expect that the principal sources of funds during 2009 will be from our existing senior secured credit facilities, our cash generated from operations and our cash on hand.

Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. High levels of interest expense could have negative effects on our future operations. As of December 31, 2008, all of our debt was variable rate and totaled $576.8 million. To manage the related interest rate risk, we entered into interest rate swap agreements. As of December 31, 2008, we had floating to fixed interest rate swaps outstanding in the notional amount of $435.0 million, effectively converting that amount of debt from variable rate to fixed rate. Our interest expense, which is net of capitalized interest and includes amortization of debt issuance costs, totaled $40.3 million for the year ended December 31, 2008. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes.

As a result of our level of debt and the terms of our debt instruments:

•	our vulnerability to adverse general economic conditions is heightened;

•	we will be required to dedicate a portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

•	our flexibility in planning for, or reacting to, changes in our business and industry will be limited; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We believe that our existing senior secured credit facilities, together with cash generated from operations and cash on hand, will be sufficient to satisfy our financial obligations through at least the next twelve months. However, any significant expense not included in our internal budget, or any development that hampers our growth in revenue or decreases any of our revenue, may result in the need for additional external funds in order to continue operations. At this time, we do not have any arrangements for external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. We may seek additional capital through the incurrence of debt, the issuance of equity or other financing alternatives. Any new debt financing would require the cooperation and agreement of our existing lenders. Given current credit and equity market conditions, our ability to attract additional capital may be significantly more difficult than it has been in the past. See “Management’s Discussion & Analysis of Financial Condition & Results of Operation — Liquidity and Capital Resources.”

Our results of operations may be adversely impacted by a worldwide macroeconomic downturn. As a result, the market price of our common stock may decline.

In 2008, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our original programming and library content, which would delay and lengthen sales cycles. These conditions could also affect our customers’ ability to pay amounts owed to us in a timely manner. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the entertainment industry, generally, or specifically in the advertising and television market. If the television market significantly deteriorates due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

Our focus on managing our resources in the most efficient manner may result in a reduction in our production slate.

Given current credit and equity market conditions, our ability to attract additional capital may be significantly more difficult. At December 31, 2008, we had $22.4 million of cash on hand and $19.8 million available under our revolving credit facility, net of an outstanding letter of credit, subject to the terms and conditions of that facility. In an effort to utilize our resources most efficiently, we are continually reviewing our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. For example, we have asked our production partners to finance a significant portion of the cost of each new production without short-term financial support from us. If our production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, we may not develop or produce that film. As a result, the number of films in our new production slate may be reduced, which could have an adverse impact on our production revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Risks related to our corporate structure

We are a holding company with no operations of our own, and we will depend on the distributions from Holdings II to meet our ongoing obligations and to pay cash dividends on our common stock.

We are a holding company with no operations of our own and we have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from Holdings II. The distribution of cash flows and other transfers of funds by Holdings II to us will be subject to statutory and contractual restrictions contained in RHI LLC’s existing senior secured credit facilities and the Holdings II LLC Agreement. RHI LLC’s existing senior secured credit facilities will limit RHI LLC’s ability to distribute cash to its members, including Holdings II, based upon certain leverage tests. We will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if Holdings II is unable to distribute cash to us.

Because Holdings II is treated as a partnership for U.S. federal and state income tax purposes, we, as a member of Holdings II, will incur U.S. federal and state income taxes on our proportionate share of any net taxable income of Holdings II. To the extent we need funds to pay such taxes or for any other purpose, and Holdings II is unable to provide such funds because of limitations in RHI LLC’s existing senior secured credit facilities or other restrictions, such inability to pay could have a material adverse effect on our business, financial condition, results of operations or prospects.

We are required to pay KRH for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we receive in connection with our acquisition of units of Holdings II from KRH and related transactions.

KRH is entitled to exchange its common membership units in Holdings II for, at our option, shares of RHI Inc. common stock on a one-for-one basis (as adjusted to account for stock splits, recapitalizations, investments or similar events) or cash, or a combination of both stock and cash. Holdings II intends to make a special tax election pursuant to Section 754 of the Internal Revenue Code, entitling us to a special tax basis adjustment in the assets of Holdings II that are attributable to the units acquired by us in the exchange. These increases in tax basis may increase our proportionate share of Holdings II’s depreciation and amortization deductions for tax purposes and therefore reduce the amount of tax that RHI Inc. would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

RHI Inc. and KRH are parties to a tax receivable agreement that provides for the payment by us to KRH of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RHI Inc. realizes (or is deemed to realize in the case of an early termination payment by RHI Inc.) as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Generally, such payments are required to be made annually. However, at any time that the present value of the payments that are forecasted to be made under the agreement, based on certain assumptions, is equal to or less than $25.0 million and KRH owns less than 10% of the outstanding common membership units in Holdings II, KRH may, subject to any contractual or legal restrictions, require RHI Inc. to pay the present value amount; provided, however, that RHI Inc. may elect to pay such amount in, at its option, shares of RHI Inc. common stock, cash or a combination of both stock and cash. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the assets of Holdings II, the payments that we may make to KRH will be substantial. The payments under the tax receivable agreement are not conditioned upon KRH’s continued ownership of Holdings II.

KRH will not reimburse us for any payments previously made under the tax receivable agreement. As a result, in certain circumstances payments to KRH under the tax receivable agreement could be in excess of our cash tax savings. For example, after paying reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of our claimed tax benefits should not have been available, we may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities.

The Holdings II LLC Agreement, Director Designation Agreement and other corporate organizational documents effectively provide for KRH, under certain circumstances, to exercise a greater degree of influence in, and control over, the operation of our business and the management of our affairs. Even though KRH or its affiliates own a minority economic interest in Holdings II, they may be able to continue to exercise a greater degree of influence in Holdings II.

RHI Inc. is the sole managing member of Holdings II and controls all of the operations of Holdings II. KRH does not have the ability to elect or vote for the managing member of Holdings II. However, pursuant to a director designation agreement between RHI Inc. and KRH, so long as KRH holds at least 30% of the outstanding common membership units in Holdings II, then KRH has the right to designate four director designees to RHI Inc.’s seven-member board of directors who will be voted upon, and possibly elected by our shareholders. Consequently, KRH has the potential ability to control our board of directors and ultimately our business by owning less than 50% of the economic interest in Holdings II. If KRH owns at least 5%, but less than 30%, of the outstanding common membership units in Holdings II, then KRH has the right to designate a number of designees to RHI Inc.’s board of directors, constituting a minority of the members of our board of directors.

Pursuant to the Holdings II LLC Agreement, if any director designee of KRH is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then KRH will be entitled to approve certain significant actions taken by the RHI Inc. board with respect to decisions made for Holdings II or its subsidiaries (and Holdings II will not permit any of its subsidiaries to take any such action without the approval of KRH). Under these circumstances, our corporate governance documents allow KRH and its affiliates to exercise a greater degree of influence in the operation of our business and the management of our affairs than is typically available to stockholders of a publicly traded company. Even though KRH or its affiliates own a minority economic interest in Holdings II, they may be able to continue exerting a high degree of influence over Holdings II.

KRH or its affiliates may have interests that differ from those of our public stockholders and they may be able to influence our affairs.

As of December 31, 2008, KRH owned approximately 42.3% of the common membership units in Holdings II. Accordingly, KRH has the ability to designate nominees for a majority of directors to our board, and thereby potentially control our management and affairs. In addition, because KRH holds its ownership interest in our business through Holdings II, rather than through the public company, KRH may have conflicting interests with holders of our common stock. For example, KRH may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration KRH’s tax considerations even where no similar benefit would accrue to us. The members of KRH could sell their interests in KRH in one or more transactions, which could result in one or more third parties sharing control or controlling KRH.

The agreements between us and KRH were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.

The contractual agreements that we have with KRH were negotiated in the context of an affiliated relationship in which representatives of KRH and its affiliates comprise a majority of our board of directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of KRH, and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances.

Any future exchange of common membership units by Holdings II for common stock could dilute the voting power of our common stockholders and adversely affect the market value of our common stock.

KRH is entitled to exchange its common membership units in Holdings II for, at our option, shares of RHI Inc. common stock on a one-for-one basis (as adjusted to account for stock splits, recapitalizations or similar events) or cash, or a combination of both stock and cash. Because a significant number of common membership units of

Holdings II are held by KRH, if KRH elects to exchange such units and if we elect to issue common stock rather than cash upon such exchange, the voting power of our common stockholders could be diluted.

If we or KRH are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted.

We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended, or the ICA. As sole manager of Holdings II, we control Holdings II, and our interest in Holdings II is not an “investment security” as that term is used in the ICA. If we were to stop participating in the management of Holdings II, our interest in Holdings II could be deemed an “investment security” for purposes of the ICA. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole asset is our equity interest in Holdings II. A determination that such asset was an investment security could result in our being considered an investment company under the ICA. As a result, we would become subject to registration and other burdensome requirements of the ICA. In addition, the requirements of the ICA could restrict our business activities, including our ability to issue securities.

We intend to conduct our operations so that we are not deemed an investment company under the ICA. However, if anything were to occur that would cause us to be deemed to be an investment company, we would become subject to restrictions imposed by the ICA. These restrictions, including limitations on our capital structure and our ability to enter into transactions with our affiliates, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our financial performance and operations.

We also rely on representations of KRH that it is not an investment company under the ICA. If deemed to be an investment company, the restrictions placed upon KRH might inhibit its ability to fulfill its obligations under its agreements with us or restrict the ability of Holdings II to borrow funds.

Our certificate of incorporation, bylaws and other material agreements contain anti-takeover protections that may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders.

Our certificate of incorporation, bylaws, the Holdings II LLC Agreement, the director designation agreement, other reorganization agreements, our credit agreements and provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:

•	establish supermajority approval requirements by our directors before our board may take certain actions;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares, making a takeover more difficult and expensive;

•	establish a classified board of directors;

•	allow removal of directors only for cause;

•	prohibit stockholder action by written consent;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	provide that KRH will be able to exercise a greater degree of influence over the operations of Holdings II, which may discourage other nominations to our board of directors, if any director nominee designated by KRH is not elected by our stockholders.

So long as KRH holds at least 30% of common membership units in Holdings II, the director designation agreement affords KRH the right to designate four director designees to our seven-member board of directors who will be voted upon and possibly elected by our shareholders. The Holdings II LLC Agreement requires that at least 75% of our directors approve many types of transactions and actions. Moreover, if any of KRH’s designees are not elected to our board of directors, KRH will have the right, under the Holdings II LLC Agreement, to approve many types of transactions and actions. The Holdings II LLC Agreement also provides that we will owe a fiduciary duty to the non-managing members of Holdings II relating to our business. Therefore, our board of directors is obligated to consider the interests of KRH, and any other members of Holdings II, when making strategic operating decisions. Our tax receivable agreement with KRH contains a change of control provision, which, if triggered, would require us to make a one-time cash payment to KRH equal to the present value of the payments that are forecasted to be made under the agreement based on certain assumptions. Furthermore, our senior secured credit agreements contain change of control provisions which, if triggered, would require us, at our lenders’ option, to prepay our credit facilities.

The foregoing provisions and restrictions, along with those in our formation and reorganization documents, could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of us or Holdings II.

Risks related to an investment in our common stock

Our future issuance of preferred stock could dilute the voting power of our common stockholders and adversely affect the market value of our common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock, either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

The sale of a substantial number of our shares of common stock in the public market could adversely affect the market price of our shares, which in turn could negatively impact our share price.

Future sales of substantial amounts of our shares of common stock in the public market (or the perception that such sales may occur) could adversely affect the market price of our common stock and could impair our ability to raise capital through future sales of our equity securities. As of December 31, 2008, 13,505,100 shares of our common stock were issued and outstanding. KRH holds common membership units in Holdings II that are exchangeable into shares of our common stock (or cash at our option) and KRH may wish to sell some or all of its shares of common stock in the future. We also may issue our shares of common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we may also grant registration rights covering those shares in connection with any such acquisitions and investments.

Because we have not paid dividends and do not anticipate paying dividends on our common stock in the foreseeable future, you should not expect to receive dividends on shares of our common stock.

We have not paid dividends on our common stock in the past and do not currently intend to do so in the near future. However, our board of directors has discretion to determine if and when a dividend will be payable in the future. Our board will likely consider a variety of factors, including general economic conditions, future prospects for the business, the company’s cash requirements and any other factors that the board deems relevant. In addition, our current senior secured credit facilities contain covenants prohibiting the payment of cash dividends without the consent of our lenders.

Our stock price may be volatile.

Before our initial public offering, there was no public market for our common stock, and an active trading market for our common stock may not continue. The stock market in general has experienced extreme price and volume fluctuations over the past year. These broad market fluctuations have adversely affected the market price of our common stock and may continue to do so, regardless of our actual operating performance. Our stock price may fluctuate or decline due to a variety of factors, including:

•	actual or anticipated quarterly fluctuations in our operating results;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	changes in the market valuations of other companies;

•	announcements relating to actions of other media companies, strategic relationships, acquisitions or industry consolidation;

•	terrorist acts or wars; and

•	general economic, market and political conditions not related to our business.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on our stock price.

As a public company, we are required to comply with Section 404 of Sarbanes-Oxley no later than December 31, 2009. We are in the process of evaluating our internal control systems to allow management to report on, and our independent auditors to assess, our internal controls over financial reporting. We have engaged consultants to assist us with our Section 404 compliance process. We cannot be certain, however, as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, nor can we assure you that our compliance with Section 404 will not result in significant additional expenditures. As a public company, we are required to disclose, among other things, control deficiencies that constitute a “material weakness.” A “material weakness” is a significant deficiency, or combination of significant deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the disclosure by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act and the NASDAQ Stock Market listing requirements. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may need to hire more staff to comply with these requirements, which will increase our costs.

These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are headquartered in New York City, with offices in Kansas City, Los Angeles, London and Sydney.

Location	Business Use	Owned/Leased

New York, NY	Corporate headquarters	Leased
Kansas City, MO	Corporate office	Leased
Los Angeles, CA	Vault for film library	Leased
Los Angeles, CA	Sales and distribution	Leased
London, UK	Sales and distribution	Leased
Sydney, AUS	Sales and distribution	Leased

Item 3.	Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that would have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Use of Proceeds from IPO

The effective date of our registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-146098) relating to RHI Entertainment, Inc.’s IPO of shares of Class A Common Stock was June 17, 2008. A total of 13,500,000 shares of Class A Common Stock were sold. J.P. Morgan Securities Inc. and Banc of America Securities LLC acted as joint book-running managers of the offering.

The IPO was completed on June 23, 2008. The aggregate offering price for the common shares sold pursuant to the IPO was $189.0 million. The underwriting discounts were $13.2 million and the net proceeds from the IPO totaled $175.8 million. RHI LLC used the net proceeds of the IPO that were contributed to it by RHI Inc., together with the net proceeds from RHI LLC’s new $55.0 million senior second lien credit facility, approximately $52.2 million of borrowings under RHI Entertainment, LLC’s revolving credit facility and $29.0 million of cash on hand as follows: (i) approximately $260.0 million was used to repay RHI LLC’s prior senior second lien credit facility in full; (ii) approximately $35.7 million was used to fund a distribution to KRH intended to return capital contributions by KRH which KRH used to repay its unsecured term loan facility; (iii) approximately $0.5 million, net of reimbursements, was used to pay fees and expenses in connection with the IPO; (iv) approximately $9.8 million was used to pay fees and expenses in connection with the amendments to the RHI LLC’s credit facilities, including accrued interest and a 1% prepayment premium on the existing senior second lien credit facility; and (v) $6.0 million was paid to Kelso in exchange for the termination of RHI LLC’s fee obligations under its existing financial advisory agreement. An additional $1.4 million of fees and expenses related to the IPO were paid subsequent to the IPO.

Price Range of RHI Entertainment’s Common Stock, par value $.01

Our common stock is listed on the NASDAQ Stock Exchange and is traded under the symbol “RHIE.” The initial public offering price was $14.00 per share. At the close of business on March 2, 2009, there were 51 common stockholders of record. A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of common stock.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock since June 25, 2008, the date that our common stock began trading on NASDAQ, as reported on the NASDAQ:

	Sales Price
	High	Low

Year Ending December 31, 2009
First Quarter (Through March 2, 2009)	$10.04	$2.36
Year Ended December 31, 2008
Fourth Quarter	$15.03	$2.65
Third Quarter	16.00	10.42
Second Quarter (Since June 25, 2008)	13.20	12.85

Dividend Policy

We have not paid dividends on our common stock in the past and do not currently intend to do so in the near future. However, our board of directors has discretion to determine if and when a dividend will be payable in the future. Our board will likely consider a variety of factors, including general economic conditions, future prospects for the business, the company’s cash requirements and any other factors that the board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of February 10, 2008. All equity compensation plans have been approved by the shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
		Number of Securities to		Weighted-Average		Equity Compensation
		Be Issued upon Exercise		Exercise Price of		Plans (Excluding
		of Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category		Warrants and Rights		Warrants and Rights		Column (a))

Equity compensation plans approved by shareholders	RHI Entertainment, Inc. 2008 Equity Incentive Plan(1)	796,352	(2)	$3.54	(3)	1,438,648	(4)

(1)	The RHI Entertainment, Inc. 2008 Equity Incentive Plan was approved by our stockholders immediately prior to our initial public offering in June 2008.

(2)	Includes 529,154 options and 267,198 restricted stock units outstanding on December 31, 2008. Does not include the (i) 550,000 stock options and 150,000 restricted stock units granted to Mr. Halmi, Jr. on February 9, 2009 and (ii) 350,000 stock options and 350,000 restricted stock units granted to Mr. Sagansky on February 9, 2009.

(3)	Represents the weighted-average exercise price of options outstanding as of December 31, 2008. Restricted stock units outstanding on December 31, 2008 do not have an exercise price and are excluded from this calculation. Does not include the stock options granted to Messrs. Halmi, Jr. and Sagansky on February 9, 2009.

(4)	Represents the remaining shares of our common stock available for issuance under the 2008 Equity Incentive Plan on December 31, 2008. Following the February 9, 2009 grant of stock options and restricted stock units to Messrs. Halmi, Jr. and Sagansky, a total of 38,647 shares remained available for grant.

Item 6.	Selected Financial Data

	Successor	Predecessor			Initial Predecessor
	Period from	Period from
	June 23 to	January 1 to
	December 31,	June 22,	Year Ended December 31,		Year Ended December 31,
	2008	2008	2007	2006(1)	2005	2004
	(Dollars in thousands)

Results of operations data:
Revenue
Production	$72,889	$6,602	$133,149	$108,035	$158,034	$262,327
Library	80,302	66,643	98,862	83,732	91,970	62,188

Total revenue	153,191	73,245	232,011	191,767	250,004	324,515
Gross profit (loss)(2)	48,918	23,849	94,937	73,637	(199,153)	115,706
Gross profit percentage	32%	33%	41%	38%	N/M	36%
(Loss) income from operations	(40,891)	(2,911)	47,326	28,616	(367,592)	94,250
Net (loss) income(3)	(36,195)	(22,212)	(22,597)	(9,241)	(389,090)	82,895
Other financial data:
Net cash provided by (used in):
Operating activities	$(22,788)	$(32,331)	$(88,778)	$(99,518)	$13,742	$(117,234)
Investing activities	(91)	(81)	(132)	(579,865)	(206)	(177)
Financing activities	11,737	64,520	86,566	683,134	58,800	116,400
Purchase of property and equipment	(91)	(81)	(132)	(223)	(206)	(177)

	Successor	Predecessor		Initial Predecessor
	As of
	December 31,	As of December 31,		As of December 31,
	2008	2007	2006	2005	2004
					(Unaudited)
	(Dollars in thousands)

Consolidated balance sheet data (end of period):
Cash	$22,373	$1,407	$3,751	$73,401	$1,065
Film production costs, net	780,122	754,337	702,578	458,036	729,414
Total assets	1,014,182	953,395	859,655	786,656	1,129,615
Debt	576,789	655,951	565,000	—	—
Notes and amounts payable to affiliates, net	—	—	—	641,938	556,631
Member’s equity (deficit)	102,162	100,413	132,858	(85,642)	300,448

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Other operating data (unaudited):
Number of films delivered during the year ended December 31,	35	43	32	44	48
Average cost per film for the year ended December 31,(4)	$3,425	$3,293	$3,440	$4,460	$6,705
Number of titles in our library as of December 31,	1,090	1,055	1,012	421	377
Number of hours of programming in our library as of December 31,	3,949	3,864	3,746	1,297	1,162

(1)	The operating results for the year ended December 31, 2006 reflect the period from January 12, 2006 (inception) through December 31, 2006. The Predecessor Company’s operating results for the period January 1, 2006 to January 11, 2006 are excluded. From January 1, 2006 to January 11, 2006, the Predecessor Company generated $1.2 million of revenue, a $(2.5) million loss from operations and a $(3.2) million net loss.

(2)	Gross profit (loss) for the year ended December 31, 2005 includes an impairment charge to film production costs of $295.2 million. In 2005, in connection with the pending sale of the company, a review of recoverability of assets was performed. As a result of this review, a $295.2 million charge was taken for impairment of film production costs. This non-cash impairment charge was recorded to reflect the net realizable value of the film library based on the negotiated purchase price for the company. There was no charge for impairment in 2006 or 2007.

(3)	Net loss for the period from June 23, 2008 to December 31, 2008 (Successor) includes an impairment charge of $59.8 million to goodwill attributable to the decline in our stock price during that period. Net loss for the year ended December 31, 2005 includes an impairment charge of $295.2 million to film production costs and $141.4 million to goodwill. In connection with the pending sale of the company in early 2006, a $141.4 million non-cash goodwill impairment charge was recorded in 2005 to reflect the fair value of goodwill based on the negotiated purchase price for the company.

(4)	Consists of film production costs (including negative cost net of any incentives or subsidies and excluding residuals, participations and capitalized overhead and interest) for the fiscal year indicated divided by the number of films delivered in such fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion may contain forward-looking statements that reflect RHI Entertainment Inc.’s (RHI Inc) current views with respect to, among other things, future events and financial performance. RHI Inc. generally identifies forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. Unless required by law, RHI Inc. does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

The historical consolidated financial data discussed below reflect the historical results of operations of RHI Entertainment, LLC and its subsidiaries as RHI Inc. did not have any historical operations prior to June 23, 2008. See Notes to RHI Inc.’s Condensed Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Our revenue and operating results are seasonal in nature. A significant portion of the films that we develop, produce and distribute are delivered to the broadcast and cable networks in the second half of each year. Typically, programming for a particular year is developed either late in the preceding year or in the early portion of the current year. Generally, planning and production take place during the spring and summer and completed film projects are delivered in the third and fourth quarters of each year. As a result, our first, second and third quarters of our fiscal year typically have less revenue than the fourth quarter of such fiscal year. Additionally, the timing of the film deliveries from year-to-year may vary significantly. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

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

Critical accounting policies and estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenue and film production costs, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of equity awards for the determination of share-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgment and estimation on the part of management.

Revenue recognition

We recognize revenue from the distribution of our films in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-02, “Accounting by Producers or Distributors of Films,” or the SOP. The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in deferred revenue. Long-term receivables are reflected at their net present value.

Allowance for doubtful accounts

We regularly assess the collection of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an account receivable is not probable. We also analyze accounts receivable and historical bad debt experience, customer creditworthiness and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.

Film production costs and cost of sales

In accordance with the SOP, we capitalize film production costs, including costs incurred for the acquisition and development of story rights, interest related to film production costs and residuals and participations. We also capitalize production related overhead expenses into film production costs. Production related overhead includes allocable costs, including salaries and benefits (including share-based compensation) of individuals in departments with exclusive or significant responsibility for the production of our films. Our completed film library primarily consists of films that were made or acquired for initial exhibition on a broadcast or cable network in the United States. Film production costs are stated at the lower of cost less amortization or net realizable value.

Film production costs are amortized and included in cost of sales in the proportion that current revenue bears to the estimated remaining ultimate revenue as of the beginning of the current fiscal period under the individual-film-forecast-computation method in accordance with the provision of the SOP. The amount of film production costs that are amortized each period will therefore depend on the ratio of current revenue to remaining ultimate revenue for each film for such period. We make certain estimates and judgments of remaining ultimate revenue to be earned for each film based on our knowledge of the industry. Estimates of remaining ultimate revenue and residuals and participations are reviewed annually and are revised, if necessary. Any change in any given period to the remaining ultimate revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film production costs relative to a previous period. The film library acquired from Crown Media is treated as an acquired film library in accordance with the SOP and amortized as a single asset. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film (or, in the case of the Crown Media library, on a single asset) basis in accordance with the requirements of the SOP. If estimated remaining ultimate revenue is not sufficient to recover the unamortized film production costs for that film, the unamortized film production costs will be written down to fair value determined using a net present value calculation.

Impairment of goodwill and other long-lived assets

Goodwill was tested annually for impairment as of October 1, and was tested for impairment more frequently if events or circumstances indicated that the asset might be impaired. Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, requires that goodwill impairment be determined using a two-step process. The first step of the goodwill impairment test was used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the amount of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The Company recorded a full impairment of its Goodwill in December 2008, which is discussed further in Note 10 of the consolidated financial statements.

We review other long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In assessing the recoverability of the company’s long-lived assets, the company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows. These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. If these estimates or related assumptions change materially in the future, we may be required to record impairment charges related to our long-lived assets.

Share-based compensation

The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Share-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate and is recognized over the requisite service period using the straight-line method. The fair value of the awards is determined from periodic valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods or if there is a material change in the fair value of the Company, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

KRH is entitled to exchange its common membership units in Holdings II for, at our option, cash or shares of RHI Inc. common stock on a one-for-one basis (as adjusted to account for stock splits, recapitalizations or similar events) or a combination of both stock and cash. These exchanges may result in increases in the tax basis of the assets of Holdings II that otherwise would not have been available. These increases in our proportionate share of tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of tax that RHI Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest and penalties will be due. These reserves are established when, despite our belief that our tax return positions are supportable, we believe certain positions are likely to be challenged and such positions may more likely than not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as the associated net interest and penalties.

In addition, we are subject to the examination of our tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the likely outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known.

The ultimate outcome of these tax contingencies could have a material effect on our financial position, results of operations and cash flows.

Recent accounting pronouncements

In November 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1. EITF 07-1 provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 will be effective for the company as of January 1, 2009. An entity will report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date. The company does not anticipate the adoption of EITF 07-1 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R is effective for the company for business combinations for which the acquisition date is on or after January 1, 2009. We will adopt the provisions of SFAS 141R for all business combinations after January 1, 2009. The provisions of SFAS 141R will not impact the company’s financial statements for prior periods.

In December 2007, the FASB issued SFAS 160 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited and SFAS 160 will be applied prospectively. However, certain disclosure requirements of SFAS 160 require retrospective treatment. We will adopt SFAS 160 on January 1, 2009. Once adopted, SFAS 160 will result in the company’s non-controlling interest to be classified as a separate component of equity, not as a liability as it is currently presented. This reclassification will be required to be made to all prospective and comparative period information.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which amends SFAS No. 133. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and related Interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. Entities shall select the format and the specifics of disclosures relating to their volume of derivative activity that are most relevant and practicable for their individual facts and circumstances. SFAS 161 expands the current disclosure framework in SFAS 133 and is effective prospectively for all periods beginning on or after November 15, 2008. The company does not anticipate the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

Results of Operations

The results of operations for the years ended December 31, 2008 and 2007 are summarized below. The year ended December 31, 2008 represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods.

	(a)	(b)
	Successor	Predecessor	(a) + (b) Combined	Predecessor	Predecessor
					Period from
	Period from	Period from	(Year Ended	Year Ended	12-Jan 2006 to
	June 23, 2008 to	January 1, 2008	December 31,	December 31,	December 31,
	December 31, 2008	to June 22, 2008	2008	2007	2006(1)
	(In thousands, except per share data)
Revenue
Production revenue	$72,889	$6,602	$79,491	$133,149	$108,035
Library revenue	80,302	66,643	146,945	98,862	83,732

Total revenue	153,191	73,245	226,436	232,011	191,767
Cost of sales	104,273	49,396	153,669	137,074	118,130

Gross profit	48,918	23,849	72,767	94,937	73,637
Other costs and expenses:
Selling, general and administrative	23,306	25,802	49,108	45,684	30,597
Compensation expense - Company founder	—	—	—	—	12,351
Amortization of intangible assets	665	671	1,336	1,327	1,473
Goodwill Impairment	59,838	—	59,838	—	—
Fees paid to related parties:
Management fees	—	287	287	600	600
Termination fee	6,000	—	6,000	—	—

(Loss) income from operations	(40,891)	(2,911)	(43,802)	47,326	28,616
Other (expense) income:
Interest expense, net	(18,727)	(21,559)	(40,286)	(51,487)	(32,610)
Interest income	23	34	57	215	379
Loss on extinguishment of debt	—	—	—	(17,297)	—
Other (expense) income, net	(895)	706	(189)	70	715

Loss before income taxes and non-controlling interest in loss of consolidated entity	(60,490)	(23,730)	(84,220)	(21,173)	(2,900)
Income tax (provision) benefit	(2,239)	1,518	(721)	(1,424)	(6,341)

Loss before non- controlling interest in loss of consolidated entity	(62,729)	(22,212)	(84,941)	(22,597)	(9,241)
Non-controlling interest in loss of consolidated entity	26,534	—	26,534	—	—

Net loss	$(36,195)	$(22,212)	$(58,407)	$(22,597)	$(9,241)

Basic and diluted loss per share	(2.68)	N/A	N/A	N/A	N/A

(1)	The operating results for the year ended December 31, 2006 discussed herein (and included in the consolidated statement of operations) reflect the period from January 12, 2006 (inception) through December 31, 2006. The Predecessor Company’s operating results for the period from January 1, 2006 to January 11, 2006 are excluded. From January 1, 2006 to January 11, 2006, the Predecessor Company generated $1.2 million of revenue, a $(2.5) million loss from operations and a $(3.2) million net loss.

The year ended December 31, 2008 compared to the year ended December 31, 2007

The year ended December 31, 2008 represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods.

Revenue, cost of sales and gross profit

	Year Ended December 31,
	2008		2007
		As a		As a	Increase/	Increase/
		Percentage of		Percentage of	(Decrease)	(Decrease)
	Amount	Revenue	Amount	Revenue	Variance $	Variance %
	(Dollars in thousands)

Production revenue	$79,491	35%	$133,149	57%	$(53,658)	(40)%
Library revenue	146,945	65%	98,862	43%	48,083	49%

Total revenue	226,436	100%	232,011	100%	(5,575)	(2)%
Cost of sales	153,669	68%	137,074	59%	16,595	12%

Gross profit	$72,767	32%	$94,937	41%	$(22,170)	(23)%

Total revenue decreased $5.6 million, or 2%, to $226.4 million during the year ended December 31, 2008 from $232.0 million during the same period in 2007.

Production revenue was $79.5 million in 2008 compared to $133.1 million in 2007. The number of films delivered in 2008 decreased to 35 (eight mini-series and 27 MFT movies) from 43 (five mini-series, 37 MFT movies and one episodic series) in 2007. The decrease of approximately 40% in production revenue resulted primarily from the decrease in the average revenue per MFT movie and mini-series as well as a decrease in the number of MFT movies delivered in 2008. The decrease in average revenue per film reflects lower sales activity resulting from the economic slowdown in the fourth quarter of 2008. Additionally, there are short-term delays in license fee revenue recognition stemming from our operating decision to provide exploitation windows for programming on ION and/or PPV prior to exploitation windows on broadcast or cable networks. Fewer productions were intentionally delivered during 2008 in an effort to more efficiently manage the Company’s capital resources.

Library revenue totaled $146.9 million in 2008 compared to $98.9 million in 2007. The increase of approximately 49% is due primarily to the addition of the 2007 slate to the library, increased average revenue per library title and additional revenue related to the distribution of programming on ION. Revenue related to the distribution of programming on ION increased $9.0 million in 2008 compared to 2007. Our arrangement with ION did not commence until late June 2007 and, consequently, there was less revenue during 2007.

Cost of sales increased $16.6 million to $153.7 million in 2008 from $137.1 million during 2007. Cost of sales as a percentage of revenue increased to 68% in 2008 from 59% in 2007. Cost of sales is primarily comprised of film cost amortization, which as a percentage of revenue was 61% in 2008 compared to 53% in 2007. Consequently, our gross profit percentage declined to 32% in 2008 from 41% in 2007.

The average amortization rate on library revenue was higher than in 2007 due to the mix of films for which revenue was recognized in each period. Amortization is on a film-by-film basis and, on average, the films for which revenue was recognized during 2008 had higher rates of amortization than those in the same period of 2007. Amortization rates on production revenue were higher in 2008 than in 2007 reflecting the lower average revenue per film in 2008 and its impact on the sales projections for these films over their accounting life cycles. Overall, our film costs remain low, continuing to benefit from our unique production model.

Also contributing to the decrease in gross profit as a percentage of revenue was an additional $6.7 million of cost arising from the amortization of minimum guarantee payments made to ION during 2008 resulting from our arrangement with ION, which commenced in late June 2007.

Other costs and expenses

			Increase/	Increase/
	Year Ended December 31,		(Decrease)	(Decrease)
	2008	2007	Variance $	Variance %
	(Dollars in thousands)

Selling, general and administrative	$49,108	$45,684	$3,424	7%
Amortization of intangible assets	1,336	1,327	9	1%
Goodwill Impairment	59,838	—	59,838	N/M
Management and termination fees	6,287	600	5,687	N/M
N/M — Not meaningful

Selling, general and administrative expenses increased $3.4 million to $49.1 million during the year ended December 31, 2008 from $45.7 million during the year ended December 31, 2007. During 2008, we incurred $6.5 million of severance related costs and a $3.0 million provision for bad debt that was established during the year primarily related to one customer whose payments owed to us are past due. We also incurred additional costs in connection with operating as a publicly traded company during 2008 as compared to 2007. The aforementioned increases were partially offset by $3.7 million of professional fees incurred in 2007 for the consideration of financing structures and $3.9 million of legal and accounting fees incurred in 2007 in connection with a prior postponement of our initial public offering. There were no comparable costs incurred during 2008.

During the quarter ended December 31, 2008, our stock price declined significantly to a level indicating a market capitalization well below the Company’s book value. In analyzing the decline in stock price, we considered the decline to be primarily attributable to overall stock market volatility experienced in the fourth quarter. As a result of the significant reduction in our public market valuation, we performed a review of our Goodwill as of December 31, 2008 and determined that it was appropriate to write-off our Goodwill. As a result, a $59.8 million impairment charge was recorded in the fourth quarter of 2008.

In 2006, we agreed to pay Kelso an annual management fee of $600,000 in connection with a financial advisory agreement for planning, strategy, oversight and support to management. A total of $287,000 and $600,000 of this management fee was recorded as fees paid to related parties during the years ended December 31, 2008 and 2007, respectively. Concurrent with the closing of the IPO, we paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties during the year ended December 31, 2008.

Interest expense, net

Interest expense, net decreased $11.2 million to $40.3 million for the year ended December 31, 2008 from $51.5 million during the comparable period in 2007. The decrease in interest expense is primarily due to a lower average interest rate during the year ending December 31, 2008 as compared to the comparable period of 2007 resulting from the favorable refinancing of our credit facilities in April 2007 as well as reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the year ended December 31, 2008 was 5.9%, compared to 8.2% during the comparable period of 2007. Also contributing to the decrease in interest expense was a lower weighted average debt balance outstanding during 2008 compared to 2007. During the year ended December 31, 2008, we had an average debt balance of $618.4 million compared to $635.7 million during 2007. Offsetting the decreases in the average rate and weighted average debt balance was an increase in interest expense recorded in connection with our interest rate swap contracts resulting from the aforementioned reduction in LIBOR. Approximately $7.7 million in interest expense was recorded in connection with our interest rate swap contracts during the year ended December 31, 2008, compared to $1.0 million of income for the year ended December 31, 2007.

Loss on extinguishment of debt

On April 13, 2007 we amended and restated our credit agreements that govern our senior credit facilities. These facilities, as of December 31, 2007, consisted of a $275.0 million revolving credit facility, a $175.0 million term loan facility and a $260.0 million existing senior second lien term loan facility. These facilities replaced the senior credit facilities secured on January 12, 2006 (inception), as subsequently amended, in connection with the acquisition of the company. As a result of entering into the amended and restated facilities, the company incurred a loss on extinguishment of debt of $17.3 million during the year ended December 31, 2007. There was no comparable expense incurred during 2008.

Other (expense) income, net

Other (expense) income, net primarily represents realized foreign currency (losses) gains resulting from the settlement of customer accounts denominated in foreign currencies. For the year ended December 31, 2008, we realized foreign currency losses totaling $0.2 million compared to foreign currency gains of $0.1 million during the year ended December 31, 2007.

Income tax provision

Income tax expense was $0.7 million for the year ending December 31, 2008, a decrease of $0.7 million from the same period of 2007. The decrease in tax expense in 2008 is primarily due to a decrease in pre-tax income associated with our corporate subsidiary, combined with lower foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss recorded by RHI Inc. in the period from June 23 through December 31, 2008.

Net loss

The net loss, including the Goodwill impairment charge of $59.8 million in 2008, for the years ended December 31, 2008 and 2007 was $(58.4) million and $(22.6) million, respectively.

The year ended December 31, 2007 compared to the year ended December 31, 2006

Revenue, cost of sales and gross profit

	Year Ended December 31,
	2007		2006(1)
		As a		As a	Increase/	Increase/
		Percentage of		Percentage of	(Decrease)	(Decrease)
	Amount	Revenue	Amount	Revenue	Variance $	Variance %
	(Dollars in thousands)

Production revenue	$133,149	57%	$108,035	56%	$25,114	23%
Library revenue	98,862	43%	83,732	44%	15,130	18%

Total revenue	232,011	100%	191,767	100%	40,244	21%
Cost of sales	137,074	59%	118,130	62%	18,944	16%

Gross profit	$94,937	41%	$73,637	38%	$21,300	29%

(1)	The operating results for the year ended December 31, 2006 discussed herein (and included in the consolidated statement of operations) reflect the period from January 12, 2006 (inception) through December 31, 2006. The Predecessor Company’s operating results for the period from January 1, 2006 to January 11, 2006 are excluded. From January 1, 2006 to January 11, 2006, the Predecessor Company generated $1.2 million of revenue, a $(2.5) million loss from operations and a $(3.2) million net loss.

Total revenue increased $40.2 million, or 21%, to $232.0 million during the year ended December 31, 2007 from $191.8 million during the same period in 2006.

Production revenue was $133.1 million in 2007 compared to $108.0 million in 2006. In 2006, in connection with our transition to an independent company, we began to implement a strategy intended to broaden the depth of our library by delivering new genres of MFT movies in addition to our traditional family-oriented product, while concentrating on films offering the best potential for short and long-term returns. The number of films delivered in 2007 increased to 43 (five mini-series, 37 MFT movies and one episodic series) from 32 (eight mini-series and 24

MFT movies) in 2006 as we experienced increased demand for our MFT movies, including the new genre offerings. The increase in production revenue resulted primarily from the increase in the number of MFT movies delivered in 2007, as well as an increase in the average license fee per MFT movie and mini-series. The increase was slightly offset by a reduction in the number of mini-series delivered in 2007 as compared to 2006.

Library revenue totaled $98.9 million in 2007 compared to $83.7 million in 2006. The increase of approximately 18% is due primarily to the addition of the 2006 slate to the library, the licensing of titles in the Crown Library acquired in December 2006 and the availability of programming after the expiration of prior license agreements. Additionally, there was $6.2 million of revenue recorded during 2007 related to the distribution of programming on ION. The arrangement with ION did not commence until June 2007.

Cost of sales increased $18.9 million to $137.1 million in 2007 from $118.1 million during 2006. Cost of sales is principally comprised of film cost amortization. The increase in cost of sales was primarily attributable to the increase in revenue from 2006 to 2007. Cost of sales as a percentage of revenue declined to 59% in 2007 from 62% in 2006. Consequently, the gross profit percentage increased to 41% in 2007 from 38% in 2006. The increase in gross profit as a percentage of revenue reflects the improved economics resulting from our shift to more cost efficient programming consistent with our refined production strategy to focus on the most profitable content rather than the volume of content. More specifically, we delivered less expensive programming by more cost-effectively scheduling productions and utilizing technological advances, such as computer generated effects, in the production process. Partially offsetting this decrease was $6.5 million of amortization of minimum guarantee payments to ION during 2007. There was no comparable minimum guarantee amortization during 2006.

Other costs and expenses

			Increase/	Increase/
	Year Ended December 31,		(Decrease)	(Decrease)
	2007	2006(1)	Variance $	Variance %
	(Dollars in thousands)

Selling, general and administrative	$45,684	$30,597	$15,087	49%
Compensation expense — company founder	—	12,351	(12,351)	(100)%
Amortization of intangible assets	1,327	1,473	(146)	(10)%
Management and termination fees	600	600	—	0%

(1)	The operating results for the year ended December 31, 2006 discussed herein (and included in the consolidated statement of operations) reflect the period from January 12, 2006 (inception) through December 31, 2006. The Predecessor Company’s operating results for the period from January 1, 2006 to January 11, 2006 are excluded. From January 1, 2006 to January 11, 2006, the Predecessor Company generated $1.2 million of revenue, a $(2.5) million loss from operations and a $(3.2) million net loss.

Selling, general and administrative expenses increased $15.1 million to $45.7 million for the year ended December 31, 2007, from $30.6 million during the year ended December 31, 2006. The increased selling, general and administrative expenses were primarily due to $3.7 million of professional fees incurred for the consideration of financing structures, $3.9 million of legal and accounting fees incurred in connection with a prior postponement of our initial public offering, as well as costs associated with the distribution of programming on ION, including marketing and promotional costs and advertising sales headcount related expenses. These were offset by share-based compensation expense associated with the issuance of Class B Units in KRH granted to our Chief Executive Officer in 2006 at the time of the acquisition of the company and in conjunction with his employment agreement, for which there was no comparable charge in 2007.

Compensation expense related to our founder totaled $12.4 million during the year ended December 31, 2006. At the time of the 2006 acquisition of the company and in conjunction with his employment agreement, a seven year, $1.2 million per year annuity was purchased for our founder. In addition, our founder received a one time payment associated with income taxes related to the annuity at that time. The entire charge was included in our results for the year ended December 31, 2006 because future services were not required by the founder and all benefits associated with the annuity inured to the founder and his beneficiaries. There was no comparable charge for the year ended December 31, 2007.

Interest expense, net

Interest expense, net increased $18.9 million to $51.5 million for the year ended December 31, 2007 from $32.6 million during the year ended December 31, 2006. The increase in interest expense is due to higher average debt outstanding in 2007 compared to 2006 due to additional borrowings in the fourth quarter of 2006 in connection with the purchase of the Crown Media film library and the settlement of certain Predecessor Company liabilities. During the year ended December 31, 2007, we had an average debt balance of $635.7 million compared to $382.1 million during 2006. Slightly offsetting the increase from the weighted average debt balance is a reduction in the average interest rate. The average interest rate during the year ended December 31, 2007 was 8.2%, compared to 8.4% during 2006.

Loss on extinguishment of debt

On April 13, 2007 we amended and restated our credit agreements that govern our senior credit facilities. These facilities, as of December 31, 2007, consisted of a $275.0 million revolving credit facility, a $175.0 million term loan facility and a $260.0 million existing senior second lien term loan facility. These facilities replaced the senior credit facilities secured on January 12, 2006 (inception), as subsequently amended, in connection with the acquisition of the company. As a result of entering into the amended and restated facilities, the company incurred a loss on extinguishment of debt of $17.3 million during the year ended December 31, 2007.

Other (expense) income, net

Other income (expense), net represents realized foreign currency transaction gains and losses resulting primarily from the settlement of customer accounts denominated in foreign currencies. For the years ended December 31, 2007 and 2006, we realized foreign currency gains totaling $0.1 million and $0.7 million, respectively.

Income tax provision

For the years ended December 31, 2007 and 2006, we established an income tax provision of approximately $1.4 million and $6.3 million, respectively. The provision includes New York City Unincorporated Business Tax, foreign taxes related to license fees received from customers located outside the U.S. and a provision for income taxes related to our corporate subsidiary. The decrease from 2006 to 2007 is primarily the result of lower taxable income at our corporate subsidiary resulting from tax planning strategies implemented in 2007.

Net loss

The net loss for the year ended December 31, 2007 was ($22.6) million, compared to $(9.2) million for the year ended December 31, 2006.

Liquidity and capital resources

Our credit facilities currently include: (i) two first lien facilities, a $175.0 million term loan and a $350.0 million revolving credit facility; and (ii) a $75.0 million senior second lien term loan. As of December 31, 2008, all of our debt was variable rate and totaled $576.8 million outstanding. To manage the related interest rate risk, we have entered into interest rate swap agreements. As of December 31, 2008, we had floating to fixed interest rate swaps outstanding in the notional amount of $435.0 million, effectively converting that amount of debt from variable rate to fixed rate. As of December 31 2008, we had $22.4 million of cash compared to $1.4 million of cash at December 31, 2007. As of December 31, 2008, we had $19.8 million available under our revolving credit facility, net of an outstanding letter of credit, subject to the terms and conditions of that facility. Historically, we have financed our operations with funds from operations, capital contributions from our owners and the use of credit facilities. Additionally, from time-to-time, we may seek additional capital through the incurrence of debt, the issuance of equity or other financing alternatives. Given current credit and equity market conditions, our ability to attract additional capital may be significantly more difficult than it has been in the past.

Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of capitalized interest and includes amortization of debt issuance costs, totaled $40.3 million for the year ended December 31, 2008. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes.

Additionally, significant unforeseen expense or any development that hampers our growth in revenue or decreases any of our revenue or collections thereof could result in the need for additional external funds in order to continue operations. Management is continually reviewing its operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. The majority of our films are in production in the summer months so that they can be delivered late in the third quarter and during the fourth quarter. As such, the second half of the year is typically the period during the year when our revolving credit facility is most fully drawn. We have the ability to manage the timing and related expenditures of certain of these productions. The timing surrounding the commencement of production of movies and mini-series is the most significant item we can alter in terms of managing our resources.

For example, we have asked our production partners to finance a significant portion of the cost of each new production without short-term financial support from us. If our production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, we may not develop or produce that film. See “Risk Factors — Risks related to our business — Our focus on managing our resources in the most efficient manner may result in a reduction in our production slate.”

We believe our cash on hand, available borrowings under our revolving credit facility and projected cash flows from operations will be sufficient to satisfy our financial obligations through at least the next twelve months. However, a development that significantly decreases our revenue or significantly increases our expenses or cash needs may result in the need for additional financing. Given current credit and equity market conditions, our ability to attract additional capital may be significantly more difficult than it has been in the past. See “Risk Factors — Risks related to our business — Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our existing senior secured credit facilities.”

The chart below shows our cash flows for the years ended December 31, 2008, 2007 and 2006:

	The Year Ended December 31,
	2008(1)	2007	2006(2)
	(Dollars in thousands)

Net cash used in operating activities	$(55,119)	$(88,778)	$(99,518)
Net cash used in investing activities	(172)	(132)	(579,865)
Net cash provided by financing activities	76,257	86,566	683,134
Cash (end of period)	22,373	1,407	3,751

(1)	The cash flows for the year ended December 31, 2008 represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods.

(2)	The cash flows for the year ended December 31, 2006 reflect the period from January 12, 2006 (inception) through December 31, 2006. The cash flows for the period January 1, 2006 to January 11, 2006 are excluded. From January 1, 2006 to January 11, 2006, the Predecessor Company used $2.7 million of net cash flow in operating activities. There was no net cash flow from investing or financing activities during this period.

Operating activities

Cash used in operating activities during the year ended December 31, 2008 was $55.1 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. During the year ended December 31, 2008, $45.4 million of interest was paid as were $13.5 million of minimum guarantee payments to ION associated with our arrangement to provide programming for its primetime weekend schedule.

Cash used in operating activities in the year ended December 31, 2007 was $88.8 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. In the year ended December 31, 2007, $50.8 million of interest was paid as were $9.4 million of minimum guarantee payments to ION associated with our arrangement to provide programming for its primetime weekend schedule, $3.9 million of legal and accounting fees incurred in connection with a prior postponement of our initial public offering, $3.7 million of professional fees incurred for the consideration of financing structures, and a payment of $8.0 million to settle certain other accrued liabilities.

Cash used in operating activities for the period January 12, 2006 (inception) through December 31, 2006 was $99.5 million and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. During 2006, $25.6 million of interest was paid. During this period, we paid approximately $70.4 million of film costs that had been accrued in prior periods by the Predecessor Company, and $12.4 million for an annuity contract purchased for our founder.

Investing activities

During the years ended December 31, 2008 and 2007, we used $0.2 million and $0.1 million, respectively, in investing activities, reflecting the purchase of property and equipment.

During the period from January 12, 2006 (inception) to December 31, 2006, we used $426.8 million to fund the acquisition of the company from Hallmark Cards, $152.8 million for the acquisition of Crown Media Distribution, LLC and $0.3 million for the purchase of property and equipment. Consequently, in the period from January 12, 2006 (inception) to December 31, 2006, cash used in investing activities totaled $579.9 million.

Financing activities

During the year ended December 31, 2008, $76.3 million of cash was provided by financing activities. We used the $174.0 million of net proceeds from our IPO in combination with $55.0 million of proceeds from our new second lien term loan and $81.2 million of proceeds from our revolving credit facility to fund the $260.0 million repayment of our prior second lien term loan, a $35.7 million distribution to KRH, a $2.6 million second lien term loan pre-payment penalty and $4.2 million of costs associated with our new and amended credit facilities. RHI LLC received a $29.1 million equity contribution from KRH prior to the IPO. An additional $40.0 million of cash was provided by financing activities from borrowings under our credit facilities (net of repayments of $69.6 million), inclusive of $19.6 million in proceeds from additional loans under our second lien credit facility.

During 2007, $86.6 million of cash was provided by financing activities from borrowings under our credit facilities (net of deferred debt financing costs of $3.9 million and repayments of $653.9 million), principally to fund our operating activities.

During 2006, cash provided by financing activities totaled $683.1 million and included $545.3 million drawn on our credit facilities (net of deferred debt financing costs of $19.7 million and repayments of $56.0 million) and $138.1 million of member capital contributions.

Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2008:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Off-balance sheet arrangements:
Operating lease commitments(1)	$37,658	$3,474	$7,388	$7,019	$19,777
Obligations pursuant to ION Agreement(2)	25,450	19,700	5,750	—	—
Purchase obligations(3)	5,810	4,235	1,575	—	—

	68,918	27,409	14,713	7,019	19,777

Contractual obligations reflected on the balance sheet:
Debt obligations(4)	576,789	—	52,500	449,289	75,000
Accrued film production costs(5)	92,675	84,857	7,818	—	—
Other contractual obligations(6)	8,379	4,379	2,000	2,000	—

	677,843	89,236	62,318	451,289	75,000

Total contractual obligations(7)	$746,761	$116,645	$77,031	$458,308	$94,777

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office and storage space.

(2)	Obligations pursuant to the ION Agreement represent the minimum guarantee payments associated with our arrangement to provide programming to ION for its primetime weekend schedule.

(3)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(4)	Debt obligations exclude interest payments and include future principal payments due on our bank debt (see Note 7 in our consolidated financial statements).

(5)	Accrued film production costs represent contractual amounts payable for the completed films as well as costs incurred for the buy out of certain participations.

(6)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.

(7)	Excluded from the table are $1.6 million of unrecognized tax obligations associated with FIN 48 for which the timing of payment is not estimable.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and qualitative disclosures about market risk

Interest rate risk

We are subject to market risks resulting from fluctuations in interest rates as our credit facilities are variable rate credit facilities. To manage the related risk, we enter into interest rate swap agreements. As of December 31, 2008, we have swaps outstanding that total $435.0 million, effectively converting that portion of debt from variable rate to fixed rate.

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

Historically, foreign exchange gains (losses) have not been significant. Foreign exchange gains (losses) for the period from June 23, 2008 through December 31, 2008, the period from January 1, 2008 through June 22, 2008 , the year ended December 31, 2007 and the period from January 12, 2006 to December 31, 2006 were $(0.9) million, $0.7 million, $0.1 million, $0.7 million, respectively.

Credit risk

We are exposed to credit risk from our licensees. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons. During the year ended December 31, 2008, we incurred a $3.0 million provision for bad debt primarily related to one customer whose payments owed to us are past due.

Item 8.	Financial Statements and Supplemental Data

See Index to Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

(c) Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On November 11, 2008, our indirect subsidiary RHI Entertainment, LLC (the “Borrower”), our subsidiary RHI Entertainment Holdings II, LLC (“Parent”), and certain direct subsidiaries of the Borrower (the “Guarantors”), entered into a third amendment (“Amendment No. 3”) to their Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 (as subsequently amended, the “First Lien Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank (“Agent and Issuing Bank”), and the several lenders from time to time party thereto (the “Lenders”). Amendment No. 3 effected two minor technical amendments, one related to a change in reference source for currency exchange spot rates due to the Federal Reserve Bank of New York’s announced discontinuation of publication of such rates, and capping the aggregate amount of letters of credit that may be requested at $10.0 million, which is significantly above our historical and expected need for letters of credit.

On March 2, 2009, the Borrower, Parent, the Guarantors, the Agent and Issuing Bank and the Lenders entered into a fourth amendment (“Amendment No. 4”) to the First Lien Credit Agreement. Amendment No. 4 revised a covenant and related definitions concerning the Borrower’s consolidated net worth. As amended, the covenant applies to “consolidated tangible net worth” based on total member’s equity of the Borrower and its consolidated subsidiaries, which is subject to adjustment for, among other things, goodwill and items included in the balance sheet as “intangible assets, net”, as well as the “accumulated other comprehensive income (loss)” component of stockholders equity to the extent related to non-cash gains and losses in connection with interest rate or foreign exchange derivatives. The substantive amendments provided in Amendment No. 4 were retroactively effective as of December 31, 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in this section is incorporated herein by reference to the Proxy Statement and this Annual Report on Form 10-K under the caption Part II — Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

(b) Exhibits

See Exhibit Index, beginning on page IV-1.

(c) Financial Statement Schedules

Financial Statement Schedules not included herein have been omitted because they are neither required, nor applicable, or the information is otherwise included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2009.

RHI ENTERTAINMENT, INC.

By:	/s/ Robert A. Halmi, Jr.
Robert A. Halmi, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Robert A. Halmi, Jr. Robert A. Halmi, Jr.	President and Chief Executive Officer & Director (Principal Executive Officer)	March 5, 2009

/s/ William J. Aliber William J. Aliber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2009

/s/ Jeffrey Sagansky Jeffrey Sagansky	Chairman of the Board	March 5, 2009

/s/ Michael B. Goldberg Michael B. Goldberg	Director	March 5, 2009

/s/ Frank J. Loverro Frank J. Loverro	Director	March 5, 2009

/s/ Thomas M. Hudgins Thomas M. Hudgins	Independent Director	March 5, 2009

/s/ Russel H. Givens Russel H. Givens	Independent Director	March 5, 2009

/s/ J. Daniel Sullivan J. Daniel Sullivan	Independent Director	March 5, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RHI ENTERTAINMENT, INC.

Page

Report of independent registered public accounting firm	F-2
Consolidated balance sheets as of December 31, 2008 (Successor) and 2007 (Predecessor)	F-3
Consolidated statements of operations for the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period January 12, 2006 (inception) to December 31, 2006 (Predecessor)
F-4
Consolidated statements of stockholders’/member’s equity and comprehensive loss for the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period January 12, 2006 (inception) to December 31, 2006 (Predecessor)
F-5
Consolidated statements of cash flows for the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor), the period January 12, 2006 (inception) to December 31, 2006 (Predecessor)
F-7
Notes to consolidated financial statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors
RHI Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of RHI Entertainment, Inc. and subsidiaries as of December 31, 2008 (Successor) and RHI Entertainment, LLC and subsidiaries as of December 31, 2007 (Predecessor), and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of RHI Entertainment Inc. and subsidiaries for the period from June 23, 2008 to December 31, 2008 (Successor period); the consolidated statement of operations, member’s equity and comprehensive loss, and cash flows of RHI Entertainment LLC and subsidiaries for the period from January 1, 2008 to June 22, 2008, the year ended December 31, 2007 and the period from January 12, 2006 to December 31, 2006 (Predecessor periods); and the consolidated statement of operations and cash flows of Hallmark Entertainment LLC and subsidiaries (Initial Predecessor) for the period from January 1, 2006 to January 11, 2006 (Initial Predecessor period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of RHI Entertainment, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the Successor period, in conformity with U.S. generally accepted accounting principles. In our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of RHI Entertainment, LLC and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Initial Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Hallmark Entertainment LLC and subsidiaries for the Initial Predecessor period, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 5, 2009

RHI ENTERTAINMENT, INC.

Consolidated Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
	2008	2007
	(Dollars in thousands, except per share data)

ASSETS
Cash	$22,373	$1,407
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $11,933 and $6,311, respectively	180,125	113,759
Film production costs, net	780,122	754,337
Property and equipment, net	370	399
Prepaid and other assets, net	28,928	20,055
Intangible assets, net	2,264	3,600
Goodwill	—	59,838

Total assets	$1,014,182	$953,395

LIABILITIES AND STOCKHOLDERS’/MEMBER’S EQUITY
Accounts payable and accrued liabilities	51,477	40,172
Accrued film production costs	195,328	132,656
Debt	576,789	655,951
Deferred revenue	13,530	24,203
Non-controlling interest in consolidated entity	74,896	—

Total liabilities	912,020	852,982

Member’s equity	—	112,270
Stockholders’ equity
Common stock, par value $0.01 per share; 125,000 shares authorized and 13,505 shares issued and outstanding	135	—
Additional paid-in capital	149,609	—
Accumulated deficit	(36,195)	—
Accumulated other comprehensive loss	(11,387)	(11,857)

Total stockholders’/member’s equity	102,162	100,413

Total liabilities and stockholders’/member’s equity	$1,014,182	$953,395

See accompanying notes to consolidated financial statements.

RHI ENTERTAINMENT, INC.

Consolidated Statements of Operations

	Successor	Predecessor
	Period from	Period from		Period from
	June 23,	January 1,		January 12, 2006
	2008 to	2008 to	Year Ended	(Inception) to
	December 31, 2008	June 22, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands, except per share data)

Revenue
Production revenue	$72,889	$6,602	$133,149	$108,035
Library revenue	80,302	66,643	98,862	83,732

Total	153,191	73,245	232,011	191,767
Cost of sales	104,273	49,396	137,074	118,130

Gross profit	48,918	23,849	94,937	73,637
Other costs and expenses:
Selling, general and administrative	23,306	25,802	45,684	30,597
Compensation expense — Company founder (note 6)	—	—	—	12,351
Amortization of intangible assets	665	671	1,327	1,473
Goodwill impairment charge	59,838	—	—	—
Fess paid to related parties:
Management fees	—	287	600	600
Termination fee	6,000	—	—	—

(Loss) income from operations	(40,891)	(2,911)	47,326	28,616
Other (expense) income:
Interest expense, net	(18,727)	(21,559)	(51,487)	(32,610)
Interest income	23	34	215	379
Loss on extinguishment of debt	—	—	(17,297)	—
Other (expense) income, net	(895)	706	70	715

Loss before income taxes and non-controlling interest in loss of consolidated entity	(60,490)	(23,730)	(21,173)	(2,900)
Income tax (provision) benefit	(2,239)	1,518	(1,424)	(6,341)

Loss before non-controlling interest in loss of consolidated entity	(62,729)	(22,212)	(22,597)	(9,241)
Non-controlling interest in loss of consolidated entity	26,534	—	—	—

Net loss	$(36,195)	$(22,212)	$(22,597)	$(9,241)

Loss per share:
Basic	$(2.68)	N/A	N/A	N/A
Diluted	$(2.68)	N/A	N/A	N/A
Weighted Average Shares Outstanding
Basic	13,500	N/A	N/A	N/A
Diluted	13,500	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

RHI ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’/Member’s Equity and Comprehensive Loss

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member’s
	Equity	Loss	Equity
	(Dollars in thousands)

Predecessor Company
Balance, January 12, 2006 (inception)	$—	$—	$—
Net loss	(9,241)	—	(9,241)
Unrealized loss on interest rate swap contracts (note 12)	—	(49)	(49)

Comprehensive loss			(9,290)
Capital contribution, net of organizational costs of $254 (note 6)	137,826	—	137,826
Contributed capital — Share-based compensation (note 13)	4,322	—	4,322

Balance, December 31, 2006	132,907	(49)	132,858
Net loss	(22,597)	—	(22,597)
Unrealized loss on interest rate swap contracts (note 12)	—	(11,808)	(11,808)

Comprehensive loss			(34,405)
Capital contribution	20	—	20
Contributed capital — Share-based compensation (note 13)	1,940	—	1,940

Balance, December 31, 2007	112,270	(11,857)	100,413
Net loss	(22,212)	—	(22,212)
Unrealized gain on interest rate swap contracts (note 12)	—	1,232	1,232

Comprehensive loss			(20,980)
Capital contribution (note 1)	29,135	—	29,135
Distribution payable to KRH (note 1)	(728)	—	(728)
Contributed capital — Share-based compensation (note 13)	926	—	926

Balance, June 22, 2008	$119,391	$(10,625)	$108,766

See accompanying notes to consolidated financial statements.

RHI ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’/Member’s Equity and Comprehensive Loss (Continued)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
	(Dollars in thousands, except share amounts)

Successor Company
Balance, June 22, 2008	—	$—	$—	$—	$—	$—
IPO, net of $15,016 of issuance costs (note 1)	13,500,100	135	173,849	—	—	173,984
Contribution of Holdings II Net Assets by KRH (note 1)	—	—	119,391	(10,625)	—	108,766
Distribution to KRH (note 1)	—	—	(34,972)	—	—	(34,972)
Initial allocation of non-controlling interest (note 5)	—	—	(109,304)	4,494	—	(104,810)
Contributed capital — Share-based compensation (note 13)	—	—	1,093	—	—	1,093
Issuance of common stock to employees	5,000	—	25	—	—	25
Unrealized loss on interest rate swap contracts (note 12)	—	—	—	(9,109)	—	(9,109)
Non-controlling interest allocation (note 5)	—	—	(473)	3,853	—	3,380
Net loss	—	—	—	—	(36,195)	(36,195)

Balance, December 31, 2008	13,505,100	$135	$149,609	$(11,387)	$(36,195)	$102,162

Comprehensive loss for the period from June 23, 2008 to December 31, 2008:
Net loss	$(36,195)
Unrealized loss on interest rate swap contracts	(9,109)
Non-controlling interest allocation of unrealized loss on interest rates swap contracts	3,853

Comprehensive loss	$(41,451)

See accompanying notes to consolidated financial statements.

RHI ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

	Successor	Predecessor
				Period from
	Period from	Period from		January 12, 2006
	June 23,	January 1,	Year Ended	(Inception) to
	2008 to	2008 to	December 31,	December 31,
	December 31, 2008	June 22, 2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities
Net loss	$(36,195)	$(22,212)	$(22,597)	$(9,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film production costs	93,481	43,579	122,493	113,186
Goodwill impairment charge	59,838	—	—	—
Non-controlling interest in loss of consolidated entity	(26,534)	—	—	—
Amortization of deferred debt financing costs	1,754	549	1,844	2,371
Increase of accounts receivable reserves	1,252	4,370	5,496	100
Share-based compensation	1,118	926	1,940	4,322
Amortization of intangible assets	665	671	1,327	1,473
Depreciation and amortization of fixed assets	107	93	204	172
Deferred income taxes	(37)	(1,558)	(1,354)	75
Loss on disposal of fixed assets	1	—	2	6
Amortization of debt discount	—	355	526	—
Loss on extinguishment of debt	—	—	17,297	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(67,294)	(4,694)	(55,545)	8,320
Decrease (increase) in prepaid and other assets	4,521	(2,457)	(9,585)	907
Additions to film production costs	(107,936)	(54,909)	(174,252)	(155,964)
(Decrease) increase in accounts payable and accrued liabilities	(2,899)	6,327	(3,846)	16,703
Increase (decrease) in accrued film production costs	63,669	(997)	28,079	(56,659)
(Decrease) in deferred revenue	(8,299)	(2,374)	(807)	(25,289)

Net cash used in operating activities	(22,788)	(32,331)	(88,778)	(99,518)

Cash flows from investing activities
Acquisition of Hallmark Entertainment, LLC, net of cash acquired	—	—	—	(426,807)
Acquisition of Crown Media Distribution, LLC	—	—	—	(152,835)
Purchase of property and equipment	(91)	(81)	(132)	(223)

Net cash used in investing activities	(91)	(81)	(132)	(579,865)

Cash flows from financing activities
Sale of common stock	189,000	—	—	—
Payment of offering costs and fees	(15,016)	—	—	—
Borrowings from credit facilities	165,679	80,093	744,378	621,000
Repayments of credit facilities	(284,900)	(44,708)	(653,953)	(56,000)
Deferred debt financing costs	(4,726)	—	(3,879)	(19,692)
Second lien pre-payment penalty	(2,600)	—	—	—
Member capital contributions	—	29,135	20	138,080
Organization costs	—	—	—	(254)
Distribution to KRH	(35,700)	—	—	—

Net cash provided by financing activities	11,737	64,520	86,566	683,134

Net (decrease) increase in cash	(11,142)	32,108	(2,344)	3,751
Cash, beginning of period	33,515	1,407	3,751	—

Cash, end of period	$22,373	$33,515	$1,407	$3,751

Supplemental disclosure of cash flow information
Cash paid for interest	$21,526	$23,845	$50,772	$25,595
Cash paid for income taxes	865	1,968	6,247	1,578

See accompanying notes to consolidated financial statements.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements
December 31, 2008 (Successor), 2007 and 2006 (Predecessor)

(1)	Business and Organization

On January 12, 2006, Hallmark Entertainment Holdings, LLC (Hallmark) sold its 100% interest in Hallmark Entertainment, LLC (Hallmark Entertainment or the Initial Predecessor Company) to HEI Acquisition, LLC. HEI Acquisition, LLC was immediately merged with and into Hallmark Entertainment and its name was changed to RHI Entertainment, LLC (RHI LLC or the Predecessor Company). Subsequent to the transaction, RHI LLC’s sole member was RHI Entertainment Holdings, LLC (Holdings), a limited liability company controlled by affiliates of Kelso & Company L.P. (Kelso). RHI LLC is engaged in the development, production and distribution of made-for-television movies, mini-series and other television programming (collectively, Films).

On June 23, 2008, RHI Entertainment, Inc. (RHI Inc. or the Successor Company) completed its initial public offering (the IPO). RHI Inc. was incorporated for the sole purpose of becoming the managing member of RHI Entertainment Holdings II, LLC and had no operations prior to the IPO. Immediately preceding the IPO, Holdings changed its name to KRH Investments LLC (KRH). KRH then contributed its 100% ownership interest in RHI LLC to a newly formed limited liability company named RHI Entertainment Holdings II, LLC (Holdings II) in consideration for 42.3% of the common membership units in Holdings II and Holdings II’s assumption of all of KRH’s obligations under its financial advisory agreement with Kelso. Upon completion of the IPO, the net proceeds received were contributed by RHI Inc. to Holdings II in exchange for 57.7% (13,500,100) of the common membership units in Holdings II. Upon completion of the IPO, RHI Inc. became the sole managing member of Holdings II and holds a majority of the economic interests. KRH is the non-managing member of Holdings II and holds a minority of the economic interests. To the extent that distributions are made, they will be in accordance with the relative economic interests of RHI Inc. and KRH in Holdings II. RHI Inc. holds a number of common membership units in Holdings II equal to the number of outstanding shares of RHI Inc. common stock.

Pursuant to the IPO, a total of 13,500,000 shares of Class A Common Stock were sold for aggregate offering proceeds of $189.0 million. The underwriting discounts were $13.2 million and the net proceeds from the IPO (before fees and expenses) totaled $175.8 million. RHI LLC used the net proceeds of the IPO that were contributed by RHI Inc., together with the net proceeds from RHI LLC’s new $55.0 million senior second lien credit facility, approximately $52.2 million of borrowings under RHI LLC’s revolving credit facility (see Note 12) and $29.0 million of cash on hand as follows: (i) approximately $260.0 million was used to repay RHI LLC’s existing senior second lien credit facility in full; (ii) approximately $35.7 million was used to fund a distribution to KRH intended to return capital contributions by KRH; (iii) approximately $500,000, net of reimbursements was used to pay fees and expenses in connection with the IPO; (iv) approximately $9.8 million was used to pay fees and expenses in connection with the amendments to the RHI LLC’s credit facilities, including accrued interest and a 1% prepayment premium on the existing senior second lien credit facility; and (v) $6.0 million was paid to Kelso in exchange for the termination of RHI LLC’s fee obligations under the existing financial advisory agreement. An additional $1.4 million of fees and expenses related to the IPO were paid subsequent to the IPO.

The Company has incurred net losses and has had negative cash flows from operations in each of the past three years and at December 31, 2008 has an accumulated deficit of $36,195. The ability to meet debt and other obligations and to reduce the Company’s total debt depends on its future operating performance and on economic, financial, competitive and other factors. Management is continually reviewing its operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. It has the ability to manage the timing and related expenditures of certain of these productions. The timing surrounding the commencement of production of movies and mini-series and the related financings are the most significant items that can be altered in terms of managing our resources. For example, we have asked our production partners to finance a significant portion of the cost of each new production without short-term financial support from us. If one of the Company’s production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, the Company may not develop or produce that film. As a result, the number of films the Company produces may be reduced, which could have an adverse impact on our production revenue. Management

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

believes that cash on hand, available borrowings under our revolving credit facility and projected cash flows from operations will be sufficient to satisfy the Company’s financial obligations through at least the next twelve months.

(2)	Basis of Presentation

The financial information presented herein has been prepared according to U.S. generally accepted accounting principles (GAAP). In management’s opinion, the information presented herein reflects all adjustments necessary to fairly present the financial position and results of operations of the Successor Company, the Predecessor Company and the Initial Predecessor Company (collectively, the Company).

The consolidated financial statements of the Predecessor Company include the accounts of RHI LLC and its consolidated subsidiaries. The consolidated financial statements of the Successor Company include the accounts of RHI Inc. and its consolidated subsidiary, Holdings II (which consolidates RHI LLC). All intercompany accounts and transactions have been eliminated.

(3)	Summary of Significant Accounting Policies

(a)	Revenue Recognition and Customer Concentrations

Revenue from television and distribution licensing agreements is recognized in accordance with AICPA Statement of Position 00-02, Accounting by Producers or Distributors of Film. Accordingly, revenue is recognized when a film is available for exhibition by the licensee, the license fee is fixed and determinable, collectability is reasonably assured and the cost of each film is known or reasonably determinable. Advertising revenue is recorded as the advertising is aired at the gross contractual amount, net of commissions paid to advertising agencies and audience deficiency obligations, if any. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Long-term receivables arising from licensing agreements are reflected at their net present value. At December 31, 2008 and 2007, $60.0 million and $36.6 million, respectively, of accounts receivable are due beyond one year.

The Company’s significant customers include networks and other licensees of programming. Customer concentrations are summarized as follows:

	Number of	% of Total	Domestic	International
Period	Customers	Revenue	Licensees	Licensees

Successor:
Period from June 23, 2008 through December 31, 2008	10	74%	44%	30%
Predecessor:
Period from January 1, 2008 through June 22, 2008	10	77%	58%	19%
Year ended December 31, 2007	10	74%	30%	44%
Period from January 12, 2006 (inception) through December 31, 2006	8	77%	39%	38%

Customers contributing greater than 10% of total revenue are as follows:

	Successor	Predecessor
						Period from
	Period from	Period from				January 12, 2006
	June 23, 2008 to	January 1, 2008 to		Year Ended		(Inception) to
Customer	December 31, 2008	June 22, 2008		December 31 2007		December 31, 2006

Customer A	$45,038	$33,622		$40,185		$74,131
Customer B	20,867	11,081			(1)		(1)
Customer C	18,161		(1)		(1)		(1)

(1)	Revenue from customer is less than 10% of total revenue in period noted.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of accounts receivable. At December 31, 2008 and 2007, approximately 34% and 43%, respectively, of the Company’s accounts receivable were due from foreign customers. At December 31, 2008 and 2007, the Company had $77.2 million and $21.5 million, respectively, of accounts receivable due from Crown Media. The Company generally does not require collateral. Credit losses relating to accounts receivable have historically been nominal.

(b)	Cost of Sales

Cost of sales includes the amortization of capitalized film costs, as well as exploitation costs associated with bringing a film to market.

(c)	Advertising

Advertising costs are expensed as incurred and amounted to $661,000, $1.8 million, $5.1 million and $849,000 in the period from June 23, 2008 through December 31, 2008, the period from January 1, 2008 through June 22, 2008, the year ended December 31, 2007 and the period from January 12, 2006 (inception) through December 31, 2006, respectively.

(d)	Film Production Costs

The Company capitalizes costs incurred for the acquisition and development of story rights, film production costs, film production-related interest and overhead, residuals and participations. Film production costs have been reduced by the amount of production incentives and subsidies received. These production incentives and subsidies have taken different forms, including direct government rebates, sale and leaseback transactions and transferable tax credits. Residuals and participations represent contingent compensation payable to parties associated with the film including producers, writers, directors or actors. Residuals represent amounts payable to members of unions or “guilds” such as the Screen Actors Guild, Directors Guild of America and Writers Guild of America based on the performance of the film in certain media and/or the guild member’s salary level. Story development costs are stated at the lower of cost or net realizable value.

Capitalized film production costs are amortized in the proportion of each production’s current revenue to management’s estimate of total revenue. Estimates of total revenue and expense are periodically evaluated by management and can change significantly due to a variety of factors, including the level of market acceptance of films. These evaluations may result in revised amortization rates and, if applicable, write-downs to net realizable value. Amortization of capitalized film production costs begins when a film is released and the Company begins to recognize revenue from that film. Acquired film libraries are amortized as a single film asset using the same methodology described above over a period not exceeding 20 years.

The Company’s completed film library primarily consists of films that were made or acquired for initial exhibition on a broadcast or cable network in the United States. Films initially produced for domestic networks are licensed for pay television, free television and home video throughout the world.

(e)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes thereto. Actual results could differ from those estimates.

(f)	Fair Value

In estimating the fair value of financial instruments, the Company has assumed that the carrying amount of cash, current receivables and payables approximates the fair value because of the short-term maturity of these

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

instruments. The Company’s debt consists of obligations which carry floating interest rates and which approximate current market values. Long-term receivables arising from licensing agreements are reflected at their net present value.

(g)	Prepaid and Other Assets

Prepaid and other assets consist principally of prepaid assets, deferred debt financing costs, net, other receivables and deferred income taxes. The deferred debt financing costs are amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective credit facilities and are classified as a component of interest expense.

(h)	Long-Lived and Indefinite Lived Assets

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. The cost of normal repairs and maintenance is expensed as incurred.

Intangible assets represent the fair value of a non-compete agreement and beneficial leases. The following criteria are considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other rights, or (2) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. Intangible assets are amortized using the straight-line method over their respective useful lives.

Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, has an indefinite useful life and is not amortized.

(i)	Impairment of Goodwill and Other Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill is tested annually for impairment as of October 1, and is tested for impairment more frequently if events or circumstances indicate that the asset might be impaired. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill impairment be determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the amount of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company recorded a full impairment of its Goodwill in December 2008. Refer to Note 10.

(j)	Accounts Receivable

The Company regularly assesses the adequacy of its valuation allowance for uncollectible accounts receivable by evaluating historical bad debt experience, customer creditworthiness and changes in our customer payment

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

history and records an allowance for doubtful accounts based on such factors. As of December 31, 2008, the allowance for doubtful accounts was $3.0 million. No allowance was required as of December 31, 2007 and 2006.

(k)	Derivatives

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the interest rate swaps held by the Company (see note 12) have been designated as cash flow hedges and qualify for hedge accounting in accordance with method 1 of SFAS No. 133 Implementation Issue No. G7. The critical terms of the interest rate swaps and hedged variable-rate debt coincide and it is expected that cash flows due to the hedge will exactly offset cash flows resulting from fluctuations in the variable rates.

Under hedge accounting, changes in the fair value of the interest rate swaps are reported as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet. The fair value of the swap contracts and any amounts payable to or receivable from counterparties are reflected as assets or liabilities in the Company’s consolidated balance sheet. Had the interest rate swaps failed to qualify for hedge accounting, changes to their fair value would be reflected in the consolidated statements of operations.

The Company has determined that there are no transactions or events that are probable of occurring within the next twelve months that will result in the reclassification of unrealized losses recorded as of December 31, 2008 into results of operations. Upon termination of the interest rate swaps or variable-rate debt, all unrealized gains or losses and any cash payments or receipts will be recorded to results of operations.

(l)	Share-based Compensation

The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Share-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate and is recognized over the requisite service period using the straight-line method. The fair value of the awards is determined from valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

(m)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as interpreted by Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). See Note 16 of Notes to Consolidated Financial Statements for more information.

Prior to June 23, 2008 RHI LLC or the Predecessor Company was a limited liability company that was disregarded as an entity separate from its sole member, Holdings, which was treated as a partnership for U.S. income tax purposes. The Predecessor Company had a subsidiary, RHI International Distribution, Inc. (RID), which was a taxable corporation. Because partnerships are generally not subject to income tax, the income or loss of the Predecessor Company, with the exception of RID, was included in the tax returns of the individual members of Holdings. As a result, except for the effect from RID, and from certain U.S. local and foreign income taxes of the Predecessor Company, no provision has been made for any current or deferred U.S. federal or state income tax.

With respect to the local income taxes of the Predecessor Company and the activities of RID, deferred tax assets and liabilities were recognized for the future tax consequences attributable to the differences between the

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards.

Commencing June 23, 2008, upon completion of the IPO, RHI Inc., through its partnership interest in Holdings II, became subject to U.S. corporate income tax on its allocable share of the results of operations of RHI LLC. RHI LLC is a limited liability company that is disregarded as an entity separate from its sole member, Holdings II, which is treated as a partnership for U.S. income tax purposes. The Successor Company has a subsidiary, RID, which is a taxable corporation. A provision has been recorded for current and deferred U.S. federal, state and local income taxes, for the Successor Company and for RID, for the period June 23, 2008 through December 31, 2008.

Deferred tax assets and liabilities are measured using enacted tax rates that the Company expects to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized is recognized based on existing facts and circumstances. Allowances, if any, are assessed and adjusted during each reporting period.

(n)	Comprehensive Loss

Comprehensive loss consists of net loss and other losses (comprised of unrealized gains/losses associated with interest rate swaps with respect to the Company) affecting stockholders’/member’s equity that, under U.S. generally accepted accounting principles, are excluded from net loss. Comprehensive loss for the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period from January 12, 2006 (inception) to December 31, 2006 (Predecessor) totaled approximately $(41.5) million, $(21.0) million, $(34.4) million, and $(9.3) million, respectively.

(o)	Segment Information

The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 44%, 28%, 59% and 54% of total revenue for the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period from January 12, 2006 (inception) through December 31, 2006 (Predecessor), respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.

(p)	New Accounting Pronouncements Adopted

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. This Statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective November 15, 2008. The adoption of SFAS 162 by the Company had no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value. An

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS 159 was effective as of January 1, 2008 for the company and the adoption is optional. The company chose not to adopt SFAS 159 and will continue to account for our debt at amortized cost.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity does business. It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 could change current practices. SFAS 157 was effective for financial statements issued with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the effective date for SFAS 157 was deferred until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities. The company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities, which did not have an impact on its consolidated financial statements. The company will adopt for non-financial assets and liabilities effective January 1, 2009. The company does not anticipate the adoption of the remainder of SFAS 157 to have a material impact on its consolidated financial statements in future periods.

(4)	Loss Per Share, Basic and Diluted

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. As of December 31, 2008, the Company has no potentially dilutive securities outstanding. The weighted average basic and diluted shares outstanding for the period from June 23, 2008 through December 31, 2008 (Successor) was 13,500,100.

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

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

The non-controlling interest associated with the initial investment by RHI Inc. in Holdings II and subsequent transactions are calculated as follows (in thousands):

Total Holdings II member’s equity as of June 22, 2008	$108,766
RHI Inc. investment in Holdings II	173,984
Non-controlling interest associated with distribution to KRH	(34,972)

Total post-IPO Holdings II members’ equity	247,778
Non-controlling interest of KRH	42.3%

Initial allocation of non-controlling interest in consolidated entity	104,810
Non-controlling interest in share-based compensation	473
Non-controlling interest in unrealized loss on interest rate swaps	(3,853)

Non-controlling interest allocation for the period from June 23, 2008 to December 31, 2008	(3,380)
Non-controlling interest in loss of consolidated entity for the period from June 23, 2008 to December 30, 2008	(26,534)

Non-controlling interest in consolidated entity as of December 31, 2008	$74,896

(6)	Acquisitions

Acquisition of Hallmark Entertainment

On January 12, 2006, HEI Acquisition, LLC acquired all of the membership interests in Hallmark Entertainment from HEH, subject to a Purchase and Sale Agreement (PSA) dated November 29, 2005 (the Acquisition). HEI Acquisition, LLC was immediately merged with and into Hallmark Entertainment and its name was concurrently changed to RHI LLC. RHI LLC’s sole member is Holdings, a limited liability company controlled by affiliates of Kelso.

Pursuant to the PSA, HEH agreed to retain certain assets and liabilities and any and all intercompany liabilities by and between Hallmark Entertainment and Hallmark Cards and its subsidiaries (excluding Crown Media). However, pursuant to the PSA, the note receivable between Crown Media and Hallmark Entertainment was retained by Hallmark Cards. Principally, the only Hallmark Entertainment intercompany balance that exists post transaction is the amount existing pursuant to program license and service agreements between Crown Media and the Company which was not encompassed by the Crown Media note receivable.

The aggregate purchase price of approximately $426.8 million, net of $70.7 million of cash acquired, was financed with $355.0 million of new borrowings by the Company (see note 12), $138.0 million of Holdings’ capital contributions and $30.6 million of cash from the Company’s operations. A portion of these proceeds was used to pay fees related to the closing of the Acquisition.

The purchase price under the PSA was fixed and there were no adjustments that would result in a change in the overall purchase price.

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

goodwill. The valuation of assets and liabilities has been determined (with the use of an independent valuation completed during 2006) and the purchase price has been allocated as follows (dollars in thousands):

Accounts receivable	$63,379
Film production costs	516,621
Property and equipment	428
Prepaid and other assets	7,803
Intangible assets	6,400
Goodwill	59,838
Accounts payable and accrued liabilities	(15,222)
Accrued film production costs	(161,236)
Deferred revenue	(51,204)

Total purchase price, net of cash acquired	$426,807

The Company acquired Hallmark Entertainment in order for it to execute its business strategy. The purchase price reflects the Company’s assessment that Hallmark Entertainment could be managed more efficiently and profitably when operated independently allowing the Company to refine its business model and production strategy by focusing on the most profitable content rather than volume, broadening and diversifying the type of content that it develops, produces and distributes and exploiting new distribution opportunities.

The Company incurred a total of $24.2 million of fees and expenses as a result of the Acquisition. These fees and expenses were primarily comprised of accounting, legal and professional fees, financial advisory and investment banking fees and fees paid to other service providers including $6.3 million paid to a related party (see note 15). Of the $24.2 million of fees and expenses incurred, $13.3 million was related to debt financing costs and was capitalized, $10.2 million was Acquisition-related and was capitalized as part of the purchase price and $254,000 was related to organization of the Company and has been recorded as a reduction to member’s equity.

Concurrent with the Acquisition, the Company paid and expensed $12.4 million related to a seven year, $1.2 million per year annuity contract purchased for the Company’s founder in accordance with a newly executed employment agreement as well as a one time payment associated with income taxes related to the annuity. The $12.4 million was immediately expensed as future services are not required by the Company’s founder and the Company is not a beneficiary of the annuity contract. Such expense is classified as Compensation expense — Company Founder in the Company’s consolidated statements of operations for the period from January 12, 2006 (inception) through December 31, 2006.

The amount recorded for goodwill is not subject to amortization and is reported at the reporting unit level. The acquisition was treated as an asset purchase for tax purposes resulting in tax deductible goodwill of $14.7 million. Refer to note 10 for additional information regarding the goodwill and intangibles recorded.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

The operating results and cash flows of the Predecessor Company are included in the consolidated statements of operations from the acquisition date of January 12, 2006, also the date of inception of the Predecessor Company. The Initial Predecessor Company’s operating results for the period January 1, 2006 to January 11, 2006 were as follows (dollars in thousands):

Revenue	$1,151
Cost of sales	2,484

Gross loss	(1,333)
Selling, general and administrative	1,180
Loss from operations	(2,513)

Other expense:
Interest expense	(619)

Loss before income taxes	(3,132)
Income tax expense	(81)

Net loss	$(3,213)

The Initial Predecessor Company’s cash flows for the period January 1, 2006 to January 11, 2006 were as follows (dollars in thousands):

Net loss	$(3,213)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of fixed assets	5
Amortization of film production costs	905
Change in operating assets and liabilities:
Decrease in accounts receivable	3,111
Decrease in prepaid and other assets	116
Additions to film production costs	(986)
Increase in accounts payable and accrued liabilities	1,227
Decrease in accrued film production costs	(4,144)
Increase in notes and amounts payable to affiliates, net	856
Decrease in deferred revenue	(537)

Net cash used in operating activities	(2,660)
Cash at beginning of period	73,401

Cash at end of period	$70,741

The Initial Predecessor Company’s member’s equity decreased $3.2 million during the period January 1, 2006 to January 11, 2006 reflecting the impact of the net loss noted above.

The Initial Predecessor Company’s comprehensive loss for the period January 1, 2006 to January 11, 2006 was equal to net loss.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Information

The following unaudited pro forma financial information for the year ended December 31, 2005 gives effect to the Acquisition as if it had occurred on January 1, 2005 (dollars in thousands):

(Unaudited)

Revenue	$250,004
Net income	27,604

This unaudited pro forma financial information may not be indicative of the Company’s results of operations had the Acquisition occurred on January 1, 2005, nor is it intended to be a projection of future results.

Acquisition of Crown Media Distribution, LLC

On October 5, 2006, the Company entered into a definitive agreement with Crown Media to purchase Crown Media Distribution, LLC for $160.0 million (subject to certain accounts receivable adjustments). The assets of Crown Media Distribution, LLC are comprised of a completed film library consisting of approximately 550 titles and approximately 2,400 hours of programming (Crown Film Library) and trade accounts receivable. No liabilities or other assets were assumed in the transaction nor were any employees or business processes acquired.

The acquisition was consummated on December 15, 2006 and was financed with a portion of the Company’s new Term Loan A2 borrowings (see note 12). The purchase price, net of working capital adjustments and inclusive of $619,000 of direct transaction costs was $152.8 million. As Crown Media Distribution, LLC does not meet the definition of a business under SFAS No. 141, the acquisition has been accounted for as an asset purchase and not a business combination. Approximately $8.8 million was allocated to trade accounts receivable based on their fair value and the residual $144.0 million was allocated to film production costs.

(7)	Film Production Costs, Net

Film production costs are comprised of the following (dollars in thousands):

	(Successor)	(Predecessor)
	December 31,	December 31,
	2008	2007

Completed films	$984,805	$830,220
Crown Film Library	145,290	144,084
Films in process and development	18,012	12,211

	1,148,107	986,515
Accumulated amortization	(367,985)	(232,178)

	$780,122	$754,337

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	(Successor)	(Predecessor)
				Period from
	Period from	Period from		January 12, 2006
	June 23, 2008 to	January 1,	Year Ended	(Inception) to
	December 31,	2008 to	December 31,	December 31,
	2008	June 22, 2008	2007	2006

Overhead costs capitalized	$6,100	$6,775	$14,269	$12,114
Interest capitalized	679	313	2,001	2,019
Amortization of completed films	90,655	40,595	115,143	110,684
Amortization of Crown Film Library	1,949	2,608	6,350	—

Approximately 36% of completed film production costs have been amortized through December 31, 2008. The Company further anticipates that approximately 10% of completed film production costs will be amortized through December 31, 2009. The Company anticipates that approximately 46% of completed film production costs as of December 31, 2008 will be amortized over the next three years and that 80% of film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 18 years as of December 31, 2008.

(8)	Prepaid and Other Assets, Net

Prepaid and other assets are comprised of the following (dollars in thousands):

	(Successor)	(Predecessor)
	December 31,	December 31,
	2008	2007

Deferred debt financing costs, net of accumulated amortization	$15,450	$6,108
Deferred tax assets, net	5,046	2,453
Prepaid assets	4,503	3,931
Other receivables	3,929	7,563

	$28,928	$20,055

(9)	Property and Equipment, Net

Property and equipment are comprised of the following (dollars in thousands):

		(Successor)	(Predecessor)
		December 31,	December 31,
	Average Useful Life	2008	2007

Furniture and fixtures	Shorter of useful life or lease term	$217	$177
Leasehold improvements	10 years	297	296
Computers and other equipment	3 years	421	298

		935	771
Accumulated depreciation and amortization		(565)	(372)

		$370	$399

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the original cost of assets disposed, the loss recorded on the disposals (loss on disposal of assets is recorded in other income) and depreciation expense for the following periods (in thousands):

	(Successor)	(Predecessor)
				Period from
		Period from		January 12, 2006
	Period from	January 1,	Year Ended	(Inception) to
	June 23, 2008 to	2008 to	December 31,	December 31,
	December 31, 2008	June 22, 2008	2007	2006

Original cost of assets retired	$8	$—	$3	$9
Loss on disposal of assets	1	—	2	6
Depreciation expense	107	93	204	172

(10)	Goodwill and Other Intangibles

In connection with the Acquisition on January 12, 2006 (see note 6) and resulting purchase price allocation, the remaining cost in excess of tangible net assets was approximately $66.2 million. A valuation resulted in the identification of two separately identifiable intangible assets consisting of a noncompete agreement with the Company’s chief executive officer and three beneficial lease agreements. The noncompete agreement has been ascribed a value of $5.4 million and is being amortized on a straight-line basis over its 5 year life. The beneficial lease agreements were ascribed an aggregate value of $1.0 million and are being amortized individually on a straight-line basis over their respective lives, which range from 11 to 47 months.

The remaining purchase price of approximately $59.8 million was classified in the Company’s consolidated balance sheet as goodwill. During the quarter ended December 31, 2008, the Company’s stock price declined significantly to a level indicating a market capitalization well below book value. In analyzing the decline in stock price, the Company’s management considered the decline to be primarily attributable to overall stock market volatility experienced in the fourth quarter. As a result of the significant reduction in the Company’s public market valuation, management performed a review of its Goodwill as of December 31, 2008. As a result of completing the first step of the goodwill impairment test under FAS 142 the Company determined that the carrying value of its single reporting unit exceeded its fair value. The Company used the market approach to determine the fair value of its single reporting which is based on quoted market prices and the number of shares outstanding. The second step of the goodwill impairment test indicated that goodwill was impaired and, as a result, a $59.8 million impairment charge was recorded in the fourth quarter of 2008.

With respect to other intangible assets, accumulated amortization was $4.1 million and $2.8 million at December 31, 2008 and 2007, respectively. The estimated aggregate amortization expense for the next five years from December 31, 2008 is as follows: $1.1 million in 2009; $1.1 million in 2010 and nil in 2011 through 2013.

(11)	Accrued Film Production Costs

Accrued film production costs are comprised of the following (dollars in thousands):

	(Successor)	(Predecessor)
	December 31,	December 31,
	2008	2007

Production	$88,312	$33,297
Residuals	63,105	56,564
Participations	43,911	42,795

	$195,328	$132,656

As of December 31, 2008, the Company estimates that approximately $23.4 million of accrued participation and residual liabilities will be paid during the next twelve months.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

Production represents amounts payable for costs incurred for the production of Films.

(12)	Debt

Debt consists of the following (dollars in thousands):

	(Successor)	(Predecessor)
	December 31,	December 31,
	2008	2007

First Lien Term Loan	$175,000	$175,000
Revolver	326,789	225,625
New Second Lien Term Loan	75,000	—
Second Lien Term Loan (net of $4,674 of unamortized discount)	—	255,326

	$576,789	$655,951

On April 13, 2007, the Company amended its First Lien Credit Agreement and Second Lien Credit Agreement to effect a refinancing of its existing credit facilities. The amended First Lien Credit Agreement was comprised of two facilities: (i) a six-year $175.0 million term loan (First Lien Term Loan) and (ii) a six year $275.0 million revolving credit facility, including a letter of credit sub-facility (Revolver). The amended Second Lien Credit Agreement was comprised of a seven-year $260.0 million term loan (Second Lien Term Loan). The aggregate $606.4 million of proceeds of the First Lien Term Loan, Second Lien Term Loan (net of $5.2 million 2% original issue discount) and initial Revolver drawdown was used to repay the existing $599.0 million of debt outstanding and accrued interest as of April 13, 2007, $650,000 of prepayment fees and approximately $7.3 million of bank and professional fees associated with the amendments. In 2007 the Company recorded a $17.3 million loss on extinguishment of debt in connection with the amendments. The charge was comprised of $13.3 million of unamortized deferred debt costs associated with the pre-amendment credit facility and $4.0 million of bank fees paid in connection with the April 13, 2007 amendments. Approximately $3.3 million of fees incurred in connection with these amendments were capitalized as deferred debt issuance costs. The $5.2 million original issue discount was to be amortized as interest expense over the seven-year term of the Second Lien Term Loan.

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

In connection with the IPO, the Company amended its First Lien Credit Agreement and Second Lien Credit Agreement to effect an increase in the capacity of the Revolver from $275.0 million to $350.0 million, permit the repayment of its Second Lien Term Loan and increase of the applicable interest rate margins. The amended First Lien Credit Agreement is now comprised of two facilities: (i) a six-year $175.0 million term loan (First Lien Term Loan) and (ii) a six year $350.0 million revolving credit facility, including a letter of credit sub-facility (Revolver). The new Second Lien Credit Agreement is comprised of a seven-year $75.0 million term loan (New Second Lien Term Loan). Proceeds from the New Second Lien Term Loan (initial $55.0 million drawn) and the increased Revolver were used, in addition to the net proceeds from the IPO and cash on hand, to repay the existing $260.0 million Second Lien Term Loan in its entirety and the pre-payment premium of $2.6 million. The pre-

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

payment premium was capitalized as deferred debt issuance costs and is being amortized as interest expense over the term of the Company’s credit facilities.

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

On August 7, 2008, the Company received $19.6 million in proceeds (net of $400,000 of debt costs) from $20.0 million of additional loans from an affiliate of JPMorgan Chase Bank, N.A. (JPM) under its existing second lien credit facility, which was used to repay a portion of outstanding borrowings under its revolving credit facility and to optimize its liquidity in connection with the production of its planned film slate. In addition, certain affiliates of Kelso guaranteed the entire amount of the incremental loans to JPM (but not any subsequent assignee) and also agreed to purchase the loans from JPM on December 7, 2008 if JPM has not sold such loans to third parties or if the loans have not otherwise been repaid by that date. In September 2008, $5.0 million of these loans were syndicated to a third party. As of December 31, 2008, the remaining $15.0 million continues to be guaranteed by affiliates of Kelso, as the requirement to purchase has been extended by JPM until May 6, 2009.

Interest payments for all loans are due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At December 31, 2008, the interest rates associated with the First Lien Term Loan, Revolver and New Second Lien Term Loan were 5.54%, 5.28%, and 9.69%, respectively. At December 31, 2008, the Company had availability of $19.8 million under its revolver, net of $3.4 million of stand-by letters of credit outstanding.

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

On March 2, 2009, the Company amended its First Lien Credit Agreements to replace its Minimum Consolidated Net Worth covenant with a Minimum Consolidated Tangible Net Worth covenant. The amended covenant excludes the Company’s intangible assets and interest rate swaps and any impact they may have on the Company’s balance sheet and statement of operations in the annual determination of Minimum Tangible Net Worth. The amendment is effective as of December 31, 2008.

The Company was in compliance with all required financial covenants as of December 31, 2008.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, annual maturities of debt obligations are set forth as follows (dollars in thousands):

Year Ending December 31,

2011	$17,500
2012	35,000
2013	449,289
2014	75,000

$576,789

Interest Rate Swaps

On March 1, 2006, the Company entered into four identical interest rate swap agreements to manage its exposure to interest rate movements associated with $210.0 million of its debt by effectively converting its variable rate to a fixed rate. These interest rate swaps provided for the exchange of variable rate payment for fixed rate payments. The variable rate was based on three month LIBOR and the fixed rate was 5.045%. The interest rate swaps matured quarterly commencing on April 13, 2006 and had a termination date of April 13, 2009.

On January 10, 2007, the Company entered into four new interest rate swap agreements to manage its exposure to interest rate movements associated with its $210.0 million of Term Loan A2 debt by effectively converting its variable rate to a fixed rate. Each of these interest rate swaps had identical terms and provided for the exchange of variable rate payment for fixed rate payments. The variable rate was based on three month LIBOR and the fixed rate was 5.00%. The interest rate swaps commenced on March 22, 2007 and had a termination date of December 22, 2009.

On April 9, 2007, the Company terminated all existing interest rate swap agreements and a loss of $44,000 was recognized in 2007.

On April 10, 2007, the Company entered into two identical interest rate swap agreements to manage its exposure to interest rate movements associated with $435.0 million of its amended credit facilities by effectively converting its variable rate to a fixed rate. These interest rate swaps provide for the exchange of variable rate payments for fixed rate payments. The variable rate is based on three month LIBOR and the fixed rate is 4.9784%. The interest rate swaps commenced on April 27, 2007 and terminate on April 27, 2010. The aggregate fair market value of the interest rate swaps was approximately $(19.7) million and $(11.9) million as of December 31, 2008 and December 31, 2007, respectively.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

(13)	Share-based Compensation

The Company’s RHI Entertainment, Inc 2008 Incentive Award Plan (the “Plan”) allows for discretionary grants of stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units (RSUs), performance bonus awards and performance-based awards to employees and consultants of the Company and its qualifying subsidiaries, and to non-employee members of the Board of Directors of the Company. The Company may grant awards for up to 2.2 million shares under the Plan. Any shares distributed pursuant to an award under the Plan may consist, in whole or part, of authorized and unissued shares, treasury shares or shares purchased on the open market.

Stock Options

The Company granted non-qualified stock options in November 2008 to certain employees and independent members of its Board of Directors. Stock options are accounted for under SFAS 123(R). There were no stock option

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

grants prior to November 2008. The stock options granted in 2008 have an exercise price of $3.54 per share and expire 10 years from the date of grant. Stock options granted to employees vest in one-third increments on the anniversary of the grant date in each of the three years following the grant. Stock options granted to members of the Board of Directors vest on the first anniversary of the grant date. The stock options provide for accelerated vesting if there is a change in control (as defined in the Plan). The stock options granted have a grant date fair value of $1.58 per share.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The Company estimates the expected volatility of our common stock by using historical volatility of peer companies. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the stock options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore has used an expected dividend yield of zero in the option valuation model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the awards, which is equal to the vesting periods.

2008

Expected volatility	42.04%
Expected dividends	0
Expected Term (in years)	6.00
Risk-free rate	2.92%

The Company recorded $35,000 of compensation expense related to non-qualified stock options for the year ended December 31, 2008 in its consolidated statements of operations as a component of selling, general and administrative expense.

As of December 31, 2008, there was unrecognized compensation cost of $733,000, adjusted for estimated forfeitures, related to non-vested stock options granted. This compensation cost is expected to be recognized over the next three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The vested and non-vested balance of stock options are as follows as of December 31, 2008:

Weighted-
		Average	Aggregate
		Remaining	Intrinsic
		Contractual	Value
Stock Options	Units	Term	(000’s)

Options granted	529,154	10 yrs
Options vested	—	—
Options forfeited	—	—
	—	—

Non-vested Balance, December 31, 2008	529,154	10 yrs	$2,424
Vested Balance, December 31, 2008	—	—	—
Expected to vest	502,696	10 yrs	$2,302

Restricted Stock Units

The Company issued RSUs in December 2008 to certain employees and independent members of its Board of Directors. RSUs are also accounted for under SFAS No. 123(R). Each RSU represents the right to receive upon vesting of such RSU, at the Company’s election, one share of RHI Inc. common stock or cash payment equal to the

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

then fair value of one share of RHI Inc. common stock. The RSUs granted to employees vest in one-third increments on the anniversary of the grant date in each of the three years following the grant. RSUs granted to members of the Board of Directors vest on the first anniversary of the grant date. The RSUs provide for accelerated vesting if there is a change in control (as defined in the Plan). The RSUs were valued at $4.93 per share based on the closing price of the Company’s stock on the date of grant. The fair value of the RSUs is being amortized on a straight-line basis over the requisite service periods of the awards, which is equal to the vesting periods. The RSUs are expected to be settled in common stock and, as such, have been classified as equity awards in accordance with SFAS No. 123(R).

The Company recorded $32,000 of compensation expense related to RSUs for the year ended December 31, 2008 in its consolidated statements of operations as a component of selling, general and administrative expense.

As of December 31, 2008, there was unrecognized compensation cost of $1.2 million related to RSUs granted. This compensation cost is expected to be recognized over the next three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The vested and non-vested balance of RSU’s are as follows as of December 31, 2008:

		Aggregate
		Intrinsic
		Value
RSUs	Units	(000’s)

Units issued	267,198
Units vested	—
Units forfeited	—

Non-vested Balance, December 31, 2008	267,198	$2,170

Vested Balance, December 31, 2008	—	—
Expected to vest	253,838	$2,061

Other Share-Based Compensation

Concurrent with the Acquisition (see note 6) and the signing of an employment agreement between the Company and its chief executive officer, KRH (then named Holdings) issued to the Company’s chief executive officer 2,800,000 Class B Units of KRH for no consideration. The Class B Units have no voting rights. The 2,800,000 Class B Units were independently valued at $2.4 million as of January 12, 2006. The valuation of the Class B Units was determined by first estimating the business enterprise value as of January 12, 2006 utilizing the income approach (discounted cash flow) and allocating that business enterprise value to the individual equity classes using option pricing theory and the Black-Scholes model. The key assumptions utilized include a business enterprise value of $493.0 million, a $1.00 price per Class B Unit, an estimated time to liquidity of 3.5 years, a risk-free rate of 4.4% and estimated volatility of 28.5%. The $2.4 million fair value was recorded as contributed capital from KRH to the Company. This amount was then immediately expensed as the units were vested upon issuance. The expense is included in selling, general and administrative expense in the Company’s consolidated statement of operations for the period from January 12, 2006 (inception) through December 31, 2006

KRH also authorized 1,000 Value Units allocable at the KRH’s Board of Directors’ discretion to members of the Company’s management who hold KRH’s Preferred Units. During the period from January 12, 2006 (inception) through December 31, 2006, 875 Value Units were granted. During 2007, an additional 75 Value Units were granted. During 2008, 75 Value Units were forfeited. The Value Units represent profit interests in KRH that entitle such members to receive a percentage of KRH’s member distributions after the holders of KRH’s Preferred Units and Class B Units have received pre-determined internal rates of return on their investments. The Value Units do not have voting rights and must be forfeited upon termination of a holder’s employment with the Company. The only exception to the aforementioned forfeiture clause is with respect to 250 Value Units granted to the Company’s chief executive officer. In accordance with the chief executive officer’s employment agreement, he may retain up to 250 of his Value

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

Units upon termination if his employment extends through January 12, 2009 and he is not terminated for cause. The independent valuation of the Value Units was determined by first estimating the business enterprise value as of January 12, 2006 utilizing the income approach (discounted cash flow) and allocating that business enterprise value to the individual equity classes using option pricing theory and the Black-Scholes model. The key assumptions utilized include a business enterprise value of $493.0 million, an estimated time to liquidity of 3.5 years, a risk-free rate of 4.4% and estimated volatility of 28.5%. The price per unit assumption is not applicable to Value Units because no capital contributions are required upon grant or exercise. In accordance with SFAS No. 123(R), the $5.8 million grant date fair value of the 250 Value Units will be recorded as contributed capital from KRH’s to the Company over the three year vesting period. Approximately $1.0 million, $926,000, $1.9 million and $1.9 million was amortized during the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period from January 12, 2006 (inception) through December 31, 2006 (Predecessor), respectively, of which approximately 50% was classified as selling, general and administrative expense on the Company’s consolidated statement of operations and 50% was capitalized as film production cost overhead. The remaining 625 Value Units granted are not within the scope of SFAS No. 123(R) because they have no vesting provisions and are forfeitable upon termination. As such, accounting for such Value Units will occur when such future distributions to the Value Unit holders occur, if any.

Subsequent Share-based Compensation Grants

On February 9, 2009, the Company granted stock options and RSUs to its chief executive officer and its newly appointed Chairman of the Board of Directors (Chairman). The Company’s chief executive officer was granted 550,000 non-qualified stock options and 150,000 RSUs. The Company’s Chairman was granted 350,000 non-qualified stock options and 350,000 RSUs. All stock options granted to both the Chairman and chief executive officer have an exercise price equal to $4.04 per share, the closing price per share of the Company’s common stock on February 9, 2009 (the date of grant) and expire 10 years from the date of grant. Subject to each recipient’s continued service with the Company, as of each applicable vesting date, 33 1/3% of the stock options and RSU’s will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options and restricted stock units, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable (with respect to shares subject to stock options) or transferable (with respect to shares subject to RSUs) immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $14.00 stock price performance hurdle. The stock options and RSUs provide for accelerated vesting if there is a change in control (as defined in the RSU and stock option agreements).

Additionally, the Company’s Chairman and chief executive officer were provided with certain distribution rights under the Amended Limited Liability Company Agreement of KRH. The Company’s chief executive officer gave up existing distribution rights in exchange for his new distribution rights. These distribution rights only impact the return to, and only dilute the interests of, the owners of KRH, and will not impact the return to, or dilute the interest of, the direct holders of the Company’s common stock.

(14)	Retirement Plan

The Company has a savings and investment plan (401(k) plan), which allows eligible employees to allocate up to 50% of their salary through payroll deductions. The Company matches 50% of employees’ pre-tax contributions, up to plan limits. During the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period from January 12, 2006 (inception) through December 31, 2006 (Predecessor), the Company matched 50% of employees’ pre-tax contributions totaling approximately $128,000, $267,000, $390,000 and $285,000, respectively. The Company may make additional matching contributions of up to 50% at the discretion of its Board of Directors. The Company made additional matching contributions of $390,000 and $272,000 for the year ended

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2007 and the period from January 12, 2006 (inception) through December 31, 2006, respectively. There is no accrual for additional matching contributions for the year ended December 31, 2008 as the Board of Directors elected not to make the match. The accrual for the 2007 matching contribution is included in accounts payable and accrued liabilities as of December 31, 2007 in the accompanying consolidated balance sheets.

(15)	Related Party Transactions

In 2006, the Company agreed to pay Kelso an annual management fee of $600,000 in connection with planning, strategy, oversight and support to management (financial advisory agreement). This management fee was paid on a quarterly basis. A total of $287,000, $600,000 and $600,000 of this management fee was recorded as management fees paid to related parties in the consolidated statements of operations for the period from January 1, 2008 through June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period from January 12, 2006 (inception) through December 31, 2006 (Predecessor), respectively.

Concurrent with the closing of the Acquisition, the Company paid Kelso $6.0 million for financial advisory services provided to the Company. Of this $6.0 million, $3.6 million was related to the Acquisition and included in the purchase price, $1.8 million was related to the Company’s new credit facility and recorded as deferred debt financing costs and $600,000 was related to the negotiation of the Company’s executive employment contracts and expensed. Additionally, the Company agreed to reimburse Kelso $436,000 during the period January 12, 2006 (inception) through December 31, 2006 for various out-of-pocket costs they incurred as a result of the Acquisition and ongoing advisory services. Approximately $282,000 of these out-of-pocket costs were associated with the Acquisition and included in the purchase price. The remainder of out-of-pocket cost reimbursements were expensed and are included in selling, general and administrative expense in the consolidated statement of operations for the period January 12, 2006 (inception) through December 31, 2006 (Predecessor). Out-of-pocket costs incurred in the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor) were insignificant.

Concurrent with the closing of the IPO, the Company paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties in the consolidated statements of operations for the period from June 23, 2008 through December 31, 2008 (Successor).

(16)	Income Taxes

The provision for income taxes for the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

the period from January 12, 2006 (inception) to December 31, 2006 (Predecessor) are as follows (dollars in thousands):

	Successor	Predecessor
				Period from
	Period from	Period from		January 12 2006
	June 23, 2008 to	January 1,	Year Ended	(Inception) to
	December 31,	2008 to June 22,	December 31,	December 31,
	2008	2008	2007	2006

Current tax provision (benefit)
Federal	$952	$(974)	$(320)	$1,366
State and local	479	125	1,168	2,385
Foreign	845	889	1,930	2,515

Total current	2,276	40	2,778	6,266

Deferred tax benefit
Federal	(45)	(1,440)	(1,241)	(965)
State and local	8	(118)	(113)	1,040
Foreign	—	—	—	—

Total deferred	(37)	(1,558)	(1,354)	75

Total tax provision (benefit)	$2,239	$(1,518)	$1,424	$6,341

The tax provisions for the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period from January 12, 2006 (inception) to December 31, 2006 (Predecessor) include foreign withholding taxes of approximately $765,000 and $811,000, $1.8 million, and $1.6 million, respectively. These taxes represent withholding taxes deducted from license fees received from non-U.S. customers.

The following is a reconciliation of the provision for income taxes to the statutory federal income tax rate for the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

(Predecessor), the year ended December 31, 2007 (Predecessor) and the period from January 12, 2006 (inception) to December 31, 2006 (Predecessor), are as follows (dollars in thousands):

		Predecessor
	Successor	Period from
	Period from	January 1,		Period from
	June 23, 2008 to	2008 to	Year Ended	January 12 2006
	December 31,	June 22,	December 31,	(Inception) to
	2008	2008	2007	December 31, 2006

Benefit on loss before income taxes at statutory federal income tax rate	$(20,567)	$(8,068)	$(7,199)	$(1,107)
Earnings not subject to tax at partnership level prior to June 23, 2008, the date of to IPO	—	6,493	7,699	9,260
Goodwill impairment charge	9,735	—	—	—
Loss of non-controlling interest	9,476	—	—	—
Change in tax status	—	—	—	(6,268)
State and local income taxes, (net of federal benefit)	321	5	703	1,337
Foreign income and withholding taxes net of U.S. foreign tax credits	—	58	144	1,825
Change in valuation allowance	2,985	—	—	1,300
Other	289	(6)	77	(6)

Total Tax Provision	$2,239	$(1,518)	$1,424	$6,341

The components of deferred tax assets are as follows (dollars in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2008	2007

Net operating losses	$3,011	$2,167
Deferred revenue	3,120	1,575
Accrued liabilities and reserves	2,166	1,121
Film production costs	667	337
Excess of tax over book basis — investment in Holdings II	23,950	—
Other	453	193

	33,367	5,393
Valuation allowance	(28,321)	(2,940)

Net deferred tax asset	$5,046	$2,453

The $27.6 million increase in gross deferred tax assets during the period from June 23, 2008 to December 31, 2008 (Successor) was primarily attributable to the tax effects of $24.0 million of temporary book versus tax basis differences in the investment in Holdings and a $3.0 million increase in net operating loss carryforwards.

The deferred tax assets are offset by a valuation allowance of $28.3 million and $2.9 million at December 31, 2008 and December 31, 2007, respectively, due to the uncertainty of realizing the benefits of certain book versus tax basis temporary differences and net operating loss carryforwards. The valuation allowance at December 31, 2008 reflects an increase of $27.5 million in the period from June 23, 2008 to December 31, 2008 (Successor) and is primarily the result of differences between the book basis and the tax basis of RHI Inc’s interest in Holdings II in connection with the IPO and federal, state and local net operating loss carryforwards. In assessing the realizability

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax asset.

At December 31, 2008 the Company had a New York City UBT net operating loss carry forward of $20.8 million. This loss will be carried forward and will expire in 2028. The net operating loss was primarily related to the exclusion of intercompany royalty income. Management expects this loss to expire unused. In addition, at December 31, 2008, the Company had corporate federal, state and local net operating losses of $17.6 million. These losses will be carried forward and will begin to expire in 2028. The New York State and New York City net operating loss was primarily related to the exclusion of intercompany royalty income. Management expects $14.8 million of these state and local losses to expire unused.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For each tax position, an enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. The adoption of FIN 48 had no impact on the consolidated financial statements of the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (dollars in thousands):

	Successor	Predecessor
	Period from	Period from
	June 23, 2008 to	January 1, 2008	Year Ended
	December 31,	to June 22,	December 31,
	2008	2008	2007

Balance at beginning of period	$1,579	$1,579	$1,579
Increases/decreases in unrecognized tax benefit related to current period	—	—	—
Increases/decreases in unrecognized tax benefit of prior periods	—	—	—
Decreases related to settlements and due to a lapse of the applicable statute of limitations	—	—	—

Balance at end of period	$1,579	$1,579	$1,579

The total unrecognized tax benefits of $1.6 million, if recognized, would have a favorable effect on the Company’s effective tax rate.

The Company’s practice is to recognize interest and penalties associated with income taxes as a component of income tax expense. At December 31, 2008 and December 31, 2007, approximately $740,000 and $601,000, respectively, was accrued in the Company’s consolidated balance sheet for the payment of interest and penalties associated with income taxes.

The Company files federal income tax returns in the U.S. and various state, local and foreign income tax returns. Successor Company and Holdings II’s 2008 taxable year as well as RID’s 2006, 2007 and 2008 taxable years remain subject to examination by the U.S. Internal Revenue Service and the state and local tax authorities until

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

the expiration of the relevant statute of limitations. On December 18, 2008 we received notice from the U.S. Internal Revenue Service that RID has been selected for examination for taxable years 2006 and 2007.

(17)	Commitments and Contingencies

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

On November 28, 2007, the Company received a complaint from Flextech Rights Limited (Flextech) asserting claims for breach of contract arising from a Distribution Agreement dated November 22, 1996 between Flextech and the Company. Flextech formally served the Company on December 19, 2007. Flextech alleged damages in the amount of $5.2 million for unpaid fees under the Distribution Agreement in connection with minimum guarantees made by the Company for its original programming. On May 12, 2008, the Company reached a settlement agreement with Flextech that resulted in the dismissal of this lawsuit with prejudice and the payment of certain amounts by the Company which had been accrued for as of December 31, 2007. As of December 31, 2008, the Company has paid one of the two equal payments due under the settlement. The second payment is to be made in 2009 and is accrued for in accounts payable and accrued liabilities as of December 31, 2008.

(a)	ION Commitments

On October 19, 2006, the Company entered into an agreement with ION, a domestic television broadcaster. Under the terms of this arrangement, the Company has agreed to provide titles from its film library and certain new productions to program the Friday, Saturday and Sunday 7-11 PM time periods on all ION television stations for a period of two years commencing on June 29, 2007. The Company has also elected to exercise the optional third contract year commencing on June 26, 2009. As consideration for the use of the Company’s programming, ION has agreed to allow the Company to control and sell all but two minutes per hour of the advertising during the time periods which the Company’s programming airs. ION and the Company will share in the advertising proceeds received. The Company is the principal in its sale of the advertising time, as it bears all of the risks associated with the sale and collection of the advertising revenue. As such, revenue is recorded as the advertising is aired at the gross contractual amount, net of commissions paid to advertising agencies and audience deficiency obligations, if any. The Company has agreed to pay ION a non-refundable annual advance against ION’s share of future advertising proceeds with ION receiving minimum guarantee payments from the Company beginning in February 2007. The minimum guarantee payments amount to $9.4 million in 2007, $13.5 million in 2008, $14.7 million in 2009, and $3.8 million in 2010. The Company expenses ION’s share of advertising proceeds as incurred as cost of sales in its consolidated statements of operations. To the extent that such amounts due to ION do not exceed the annual advance in each contract year, the minimum guarantee payments are amortized on a straight-line basis. During each year of the arrangement, the Company is contractually obligated to buy a minimum of $2.0 million of advertising time from ION and spend at least $1.0 million for the third party marketing and promotion of the Company’s programming that will air on ION. The $2.0 million annual advertising time obligation is being expensed on a straight-line basis over each contract year or as incurred. The $1.0 million annual marketing and promotion obligation is expensed as incurred.

(b)	Lease Commitments

The Company leases office facilities and various types of office equipment under noncancelable operating leases. The leases expire at various dates through 2019, and some contain escalation clauses and renewal options. Rent expense amounted to approximately $1.4 million, $1.4 million, $3.0 million and $2.8 million for the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor) and the period from January 12, 2006 (inception)

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

through December 31, 2006 (Predecessor), respectively. The Company also subleases office space. Sublease income amounted to approximately $418,000, $439,000, $1.0 million and $1.1 million for the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor), the year ended December 31, 2007 (Predecessor), the period from January 12, 2006 (inception) through December 31, 2006 (Predecessor), respectively. The minimum sublease rentals due the Company total approximately $267,000 in 2009 (this amounts are not reflected in the schedule below). At December 31, 2008, the minimum annual rental commitments under the leases are as follows (dollars in thousands):

2009	$3,474
2010	3,727
2011	3,661
2012	3,541
2013	3,479
Beyond 2013	19,776

Total	$37,658

(18)	Quarterly Financial Data (Unaudited)

Certain quarterly information is presented below.

	Predecessor		Successor
	Three Months			Three Months	Three Months
	Ended	Period from	Period from	Ended	Ended
	March 31,	4/1/2008 to	6/23/2008 to	September 30,	December 31,
	2008	6/22/2008	6/30/2008	2008	2008

Revenue
Production revenue	$4,941	$1,661	$932	$21,833	$50,124
Library revenue	17,280	49,363	1,489	31,693	47,120

Total	22,221	51,024	2,421	53,526	97,244
Gross profit	4,643	19,206	1,118	15,279	32,521
(Loss) income from operations	(8,753)	5,842	(5,650)	5,151	(40,392)
Net loss	$(20,194)	$(2,018)	$(3,740)	$(3,507)	$(28,948)
Loss per share:
Basic	N/A	N/A	(0.28)	(0.26)	(2.14)
Diluted	N/A	N/A	(0.28)	(0.26)	(2.14)

	Predecessor
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenue
Production revenue	$—	$8,682	$14,398	$110,069
Library revenue	6,742	14,553	14,349	63,218

Total	6,742	23,235	28,747	173,287
Gross profit	1,785	9,311	10,733	73,108
(Loss) income from operations	(6,230)	(4,259)	1,126	56,689
Net loss	$(17,280)	$(32,959)	$(12,397)	$40,039

RHI ENTERTAINMENT, INC.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation RHI Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
3.2		Amended and Restated By-Laws of RHI Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.1		Amended and Restated Limited Liability Company Operating Agreement of RHI Entertainment Holdings II, LLC by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.2		Tax Receivable Agreement by and among RHI Entertainment, Inc., RHI Entertainment Holdings II, LLC and KRH Investments LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.3		Registration Rights Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.4		Director Designation Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.5		Membership Subscription Agreement by and among RHI Entertainment, Inc., KRH Investments LLC and RHI Entertainment Holdings II, LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.6		RHI Entertainment Senior Executive Bonus Plan, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.7		RHI Entertainment, Inc. 2008 Equity Incentive Award Plan, date as of June 23, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.8		Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as Amended and Restated as of April 13, 2007, by and among RHI Entertainment, LLC, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank, J.P. Morgan Securities Inc, as Sole Bookrunner and Sole Lead Arranger, The Royal Bank of Scotland PLC, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
10	.8(a)	Amendment No. 1 dated October 12, 2007 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on November 11, 2007).
10	.8(b)	Amendment No. 2 dated May 29, 2008 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 and amended thereto, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.13(b) to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 30, 2008).

IV-1

Exhibit
Number		Description

10	.8(c)*	Amendment No. 3 dated November 11, 2008 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 and amended thereto, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders.
10	.8(d)*	Amendment No. 4 dated March 2, 2009 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 and amended thereto, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders.
10.9		Amended and Restated Second Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as Amended and Restated as of April 13, 2007, by and among RHI Entertainment, LLC, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
10.10		Amended and Restated Intercreditor Agreement dated as of April 13, 2007 by and among JP Morgan Chase Bank, N.A., as administrative agent and collateral agent for the First Priority Secured Parties, JP Morgan Chase Bank, N.A., as administrative and collateral agent for the Second Priority Secured Parties, and RHI Entertainment, LLC, as the Borrower (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
10.11		Replacement Amended and Restated Intercreditor Agreement, among JPMorgan Chase Bank, N.A. as administrative agent and collateral agent for the First Priority Secured Parties (as defined therein), JPMorgan Chase Bank, N.A., as administrative and collateral agent for the Second Priority Secured Parties (as defined therein), RHI Entertainment, LLC, as the Borrower, the Guarantors referred to therein, the Credit Parties (as defined therein), KRH Investments LLC (f/k/a RHI Entertainment Holdings, LLC) and RHI Entertainment Holdings II, LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.12		Credit, Security, Guaranty and Pledge Agreement, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders and J.P. Morgan Securities Inc, dated June 23, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10	.12(a)	Amendment No. 1 dated August 7, 2008 to the Credit, Security, Guaranty and Pledge Agreement dated as of June 23, 2008 among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.9(a) to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.13		Credit Agreement by and among JP Morgan Chase Bank, N.A., as administrative agent for the Lenders, JP Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger and RHI Entertainment Holdings, LLC as borrower, dated as of May 8, 2008 (incorporated by reference to Exhibit 10.16 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 30, 2008).
10.14		ION Agreement, dated as of October 19, 2006, by and between RHI Entertainment Distribution, LLC and ION Media Networks, Inc (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 19, 2007).
10.15		Digital Video Download Sales Agreement, dated as of September 11, 2007, by and between Apple Inc. and RHI Entertainment Distribution, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 19, 2007).
10.16		Co-Production and Distribution Agreement, dated as of May 1, 2007, by and between Genius Products LLC and RHI Distribution, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 19, 2007).
10.17		Amended and Restated Employment Agreement between Robert A. Halmi, Jr. and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on November 19, 2007).

IV-2

Exhibit
Number		Description

10	.17(a)	Amendment to the Amended and Restated Employment Agreement of Robert A. Halmi, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on December 12, 2008).
10.18		Amended and Restated Employment Agreement between Peter N. von Gal and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on November 19, 2007).
10	.18(a)	Amendment to the Amended and Restated Employment Agreement between Peter N. von Gal and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Form 8-K filed with the SEC on December 12, 2008).
10.19		Amended and Restated Employment Agreement between William J. Aliber and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on November 19, 2007).
10.20		Employment Agreement between Joel E. Denton and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
10.21		Employment Agreement between Henry S. Hoberman and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 2, 2008).
10.22		Agreement and General Release between Anthony Guido and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 2, 2008).
10.23		Letter Agreement between Jeffrey Sagansky and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 9, 2009).
10.24		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
21	.1*	List of Subsidiaries.
23	.1*	Consent of KPMG LLP.
31	.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

IV-3