Form 10-Q
period 2009-03-31
RHI Entertainment, Inc.
filed 2009-05-06
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 6, 2009 was 13,505,100.

RHI ENTERTAINMENT, INC.
INDEX

i

Part 1. Financial Information
RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(In thousands, except per share data)
ASSETS
Cash	$9,093	$22,373
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $11,401 and $11,933, respectively	150,188	180,125
Film production costs, net	781,527	780,122
Property and equipment, net	343	370
Prepaid and other assets, net	24,400	28,928
Intangible assets, net	1,950	2,264

Total assets	$967,501	$1,014,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$46,459	$51,477
Accrued film production costs	173,465	195,328
Debt	576,789	576,789
Deferred revenue	12,829	13,530

Total liabilities	809,542	837,124

Stockholders’ equity
Common stock, par value $0.01 per share; 125,000 shares authorized and 13,505 shares issued and outstanding	135	135
Additional paid-in capital	149,885	149,609
Accumulated deficit	(48,897)	(36,195)
Accumulated other comprehensive loss	(9,981)	(11,387)

Total RHI Inc. stockholders’ equity	91,142	102,162
Non-controlling interest in consolidated entity	66,817	74,896

Total stockholders’ equity	157,959	177,058

Total liabilities and stockholders’ equity	$967,501	$1,014,182

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations

	(Successor)	(Predecessor)
	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(In thousands, except per share data)

Revenue
Production revenue	$—	$4,941
Library revenue	13,003	17,280

Total revenue	13,003	22,221
Cost of sales	13,438	17,578

Gross (loss) profit	(435)	4,643
Other costs and expenses:
Selling, general and administrative	10,966	12,889
Amortization of intangible assets	314	357
Management fees paid to related parties	—	150

Loss from operations	(11,715)	(8,753)
Other (expense) income:
Interest expense, net	(9,632)	(11,754)
Interest income	3	19
Other (expense) income, net	(694)	887

Loss before income taxes and non-controlling interest in loss of consolidated entity	(22,038)	(19,601)
Income tax benefit (provision)	25	(593)

Loss before non-controlling interest in loss of consolidated entity	(22,013)	(20,194)
Non-controlling interest in loss of consolidated entity	9,311	—

Net loss	$(12,702)	$(20,194)

Loss per Share:
Basic	$(0.94)	N/A
Diluted	$(0.94)	N/A
Weighted Average Shares Outstanding:
Basic	13,505	N/A
Diluted	13,505	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	(Successor)	(Predecessor)
	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(In thousands)

Cash flows from operating activities
Net loss	$(12,702)	$(20,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest in loss of consolidated entity	(9,311)	—
Amortization of film production costs	8,222	13,006
Amortization of deferred debt financing costs	845	287
Decrease of accounts receivable reserves	(532)	(489)
Share-based compensation	478	484
Amortization of intangible assets	314	357
Deferred income taxes	89	(1,156)
Depreciation and amortization of fixed assets	52	49
Loss on disposal of fixed assets	1	—
Amortization of debt discount	—	186
Change in operating assets and liabilities:
Decrease in accounts receivable	30,469	16,636
Decrease in prepaid and other assets	3,594	3,109
Additions to film production costs	(9,627)	(27,413)
(Decrease) increase in accounts payable and accrued liabilities	(2,582)	401
(Decrease) increase in accrued film production costs	(21,863)	3,288
(Decrease) increase in deferred revenue	(701)	1,309

Net cash used in operating activities	(13,254)	(10,140)

Cash flows from investing activities
Purchase of property and equipment	(26)	(39)

Net cash used in investing activities	(26)	(39)

Cash flows from financing activities
Borrowings from credit facilities	1,000	28,243
Repayments of credit facilities	(1,000)	(8,943)
Member capital contributions	—	20

Net cash provided by financing activities	—	19,320

Net (decrease) increase in cash	(13,280)	9,141
Cash, beginning of period	22,373	1,407

Cash, end of period	$9,093	$10,548

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,730	$12,709
Cash paid for income taxes	356	1,557
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
     The Company has incurred net losses and has had negative cash flows from operations in each of the past three years and for the three months ended March 31, 2009 and at March 31, 2009 has an accumulated deficit of $48,897. The ability to meet debt and other obligations and to reduce the Company’s total debt depends on its future operating performance and on economic, financial, competitive and other factors. Management is continually reviewing its operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. It has the ability to manage the timing and related expenditures of certain of these productions. The timing surrounding the commencement of production of movies and mini-series and the related financings are the most significant items that can be altered in terms of managing our resources. For example, we have asked our production partners to finance a significant portion of the cost of each new production without short-term financial support from us. If one of the Company’s production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, the Company may not develop or produce that film. As a result, the number of films the Company produces may be reduced, which could have an adverse impact on our production revenue. Management believes that cash on hand, available borrowings under our revolving credit facility and projected cash flows from operations will be sufficient to satisfy the Company’s financial obligations through at least the next twelve months.
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
     The unaudited financial statements as of March 31, 2009 (Successor) and for the three months ended March 31, 2009 (Successor), and the three months ended March 31, 2008 (Predecessor) include, in the opinion of management, all adjustments consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation of the financial position and results of operations of the company for these periods. Results for the aforementioned periods are not necessarily indicative of the results to be expected for the full year.

(3) Summary of Significant Accounting Policies
     For a complete discussion of the Company’s accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009.
(a) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes thereto. Actual results could differ from those estimates.
(b) Comprehensive Loss
     Comprehensive loss consists of net loss and other losses (comprised of unrealized gains/losses associated with interest rate swaps with respect to the Company) affecting stockholders’ equity that, under U.S. generally accepted accounting principles are excluded from net loss. Comprehensive loss for the three months ended March 31, 2009 (Successor) and March 31, 2008 (Predecessor) totaled approximately $11.3 million and $31.0 million, respectively.
(c) Segment Information
     The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 33% and 39% of total revenue for the three months ended March 31, 2009 (Successor) and March 31, 2008 (Predecessor), respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.
(d) New Accounting Pronouncements Adopted
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity does business. It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 could change current practices. SFAS 157 was effective for financial statements issued with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the effective date for SFAS 157 was deferred until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities. The company adopted SFAS 157 effective January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have an impact on its consolidated financial statements.
     In November 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1. EITF 07-1 provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 was adopted by the company as of January 1, 2009. The adoption of EITF 07-1 by the Company had no impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R is effective for the company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R was adopted by the Company as of January 1, 2009. The adoption of SFAS 141R by the Company had no impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 160 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will be applied prospectively; however, certain disclosure requirements of SFAS 160 require retrospective treatment. SFAS 160 was adopted by the

Company on January 1, 2009. As a result of the adoption, the company’s non-controlling interest is now classified as a separate component of equity, not as a liability as it was previously presented.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which amends SFAS No. 133. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and related Interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. Entities shall select the format and the specifics of disclosures relating to their volume of derivative activity that are most relevant and practicable for their individual facts and circumstances. SFAS 161 expands the current disclosure framework in SFAS 133 and is effective prospectively for all periods beginning on or after November 15, 2008. SFAS 161 was adopted by the Company as of January 1, 2009. SFAS 161 did not have a significant impact on the Company’s consolidated financial statements. See Note 7 for the required disclosures.
(4) Loss Per Share, Basic and Diluted
     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. Since the Company has a net loss for the period, outstanding common stock options and restricted stock units are anti-dilutive. As of March 31, 2009, the Company has no potentially dilutive securities outstanding. The weighted average basic and diluted shares outstanding for the three months ended March 31, 2009 (Successor) was 13,505,100.
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
     The non-controlling interest associated with the initial investment by RHI Inc. in Holdings II and subsequent transactions are calculated as follows (in thousands):

Total Holdings II member’s equity as of June 22, 2008	$108,766
RHI Inc. investment in Holdings II	173,984
Non-controlling interest associated with distribution to KRH	(34,972)

Total post-IPO Holdings II members’ equity	247,778
Non-controlling interest of KRH	42.3%

Initial allocation of non-controlling interest in consolidated entity	104,810
Non-controlling interest in share-based compensation	473
Non-controlling interest in unrealized loss on interest rate swaps	(3,853)

Non-controlling interest allocation for the period from June 23, 2008 to December 31, 2008	(3,380)
Non-controlling interest in loss of consolidated entity for the period from June 23, 2008 to December 31, 2008	(26,534)

Non-controlling interest in consolidated entity as of December 31, 2008	$74,896

Non-controlling interest in share-based compensation	202
Non-controlling interest in unrealized loss on interest rate swaps	1,030

Non-controlling interest allocation for the three months ended March 31, 2009	1,232
Non-controlling interest in loss of consolidated entity for the three months ended March 31, 2009	(9,311)

Non-controlling interest in consolidated entity as of March 31, 2009	$66,817

(6) Film Production Costs, Net
     Film production costs are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008

Completed films	$987,302	$984,805
Crown Film Library	145,326	145,290
Films in process and development	24,874	18,012

	1,157,502	1,148,107
Accumulated amortization	(375,975)	(367,985)

	$781,527	$780,122

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	(Successor)	(Predecessor)
	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Overhead costs capitalized	$2,353	$3,595
Interest capitalized	95	141
Amortization of completed films	7,660	11,567
Amortization of Crown Film Library	330	1,275
     Approximately 37% of completed film production costs have been amortized through March 31, 2009. The Company further anticipates that approximately 10% of completed film production costs will be amortized through March 31, 2010. The Company anticipates that approximately 46% of completed film production costs as of March 31, 2009 will be amortized over the next three years and that approximately 80% of film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 17 years and 9 months as of March 31, 2009.
(7) Debt
     Debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

First Lien Term Loan	$175,000	$175,000
Revolver	326,789	326,789
Second Lien Term Loan	75,000	75,000

	$576,789	$576,789

     The Company has two credit agreements. The Company’s first lien credit agreement, as amended (the First Lien Credit Agreement), is comprised of two facilities: (i) a $175.0 million term loan (First Lien Term Loan) and (ii) a $350.0 million revolving credit facility, including a letter of credit sub-facility (Revolver). The Company’s second lien credit agreement, as amended (Second Lien Credit Agreement), is comprised of a seven-year $75.0 million term loan (Second Lien Term Loan).
     The First Lien Term Loan amortizes in three installments of 10%, 20% and 70% on April 13, 2011, 2012 and 2013, respectively and bears interest at the Alternate Base Rate (ABR) or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The maturity date of the Revolver is April 13, 2013 and the Revolver bears interest at either the ABR or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The New Second Lien Term Loan matures on June 23, 2015 and bears interest at ABR or LIBOR plus an applicable margin of 6.50% or 7.50% per annum, respectively. Any prepayment of principal of the New Second Lien Term Loan made prior to June 23, 2009 requires a 1% premium on the loans repaid.
     Interest payments for all loans are due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At March 31, 2009, the interest rates associated with the First Lien Term Loan, Revolver and New Second Lien Term Loan were 3.17%, 3.22%, and 8.74%, respectively. At March 31, 2009, the Company had availability of $19.8 million under its revolver, net of $3.4 million of stand-by letters of credit outstanding.
     The First Lien Credit Agreement and Second Lien Credit Agreement, as amended, include customary affirmative and negative covenants, including among others: (i) limitations on indebtedness, (ii) limitations on liens, (iii) limitations on investments, (iv) limitations on guarantees and other contingent obligations, (v) limitations on restricted junior payments and certain other payment restrictions, (vi) limitations on consolidation, merger, recapitalization or sale of assets, (vii) limitations on transactions with affiliates, (viii) limitations on the sale or discount of receivables, (ix) limitations on lines of business, (x) limitations on production and acquisition of product and (xi) certain reporting requirements. Additionally, the First Lien Credit Agreement includes a Minimum Consolidated Tangible Net Worth covenant (as defined therein) and both the First Lien Credit Agreement and the Second Lien Credit Agreement contain a Coverage Ratio covenant (as defined therein). The First Lien Credit Agreement and Second Lien Credit Agreement also include customary events of default, including among others, a change of control (including the disposition of capital stock of subsidiaries that guarantee the credit agreement).
     On March 2, 2009, the Company further amended its First Lien Credit Agreement to revise a consolidated net worth covenant. The amended covenant excludes the Company’s intangible assets and interest rate swaps and any impact they may have on the Company’s balance sheet and statement of operations in the annual determination of Consolidated Tangible Net Worth (as defined in the First Lien Credit Agreement). The amendment was effective as of December 31, 2008.
     The Company was in compliance with all required financial covenants as of March 31, 2009.
Interest Rate Swaps
     The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the interest rate swaps held by the Company initially were designated as cash flow hedges and qualified for hedge accounting in accordance with method 1 of SFAS No. 133 Implementation Issue No. G7. The critical terms of the interest rate swaps and hedged variable-rate debt coincided and cash flows due to the hedge exactly offset cash flows resulting from fluctuations in the variable rates.
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
     As of March 31, 2009 and December 31, 2008, the Company had two identical interest rate swap agreements to manage its exposure to interest rate movements associated with $435.0 million of its credit facilities by effectively converting its variable rate to a fixed rate. These interest rate swaps provided for the exchange of variable rate payments for fixed rate payments. The variable rate was based on three month LIBOR and the fixed rate was 4.98%. The interest rate swaps were scheduled to terminate on April 27, 2010. The aggregate fair market value of the interest rate swaps was approximately $(17.3) million and $(19.7) million as of March 31, 2009 and December 31, 2008, respectively.
     On April 21, 2009, the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges in accordance with SFAS No. 133. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments will be recorded as interest expense in the consolidated statement of operations during the period from April 21, 2009 through April 27, 2010. The amended interest rate swaps have not been designated as cash flow hedges and, therefore, changes to their fair value will be recorded as Other income (expense) in the consolidated statement of operations.
     The amended interest rate swap agreements are with three counterparties and continue to cover $435.0 million of the Company’s credit facilities and provide for the exchange of variable rate payments for fixed rate payments. The variable rates are based on one month LIBOR and the weighted average fixed rate is 3.81%. The amended interest rate swaps terminate on April 27, 2010 ($90.3 million), June 27, 2011 ($39.6 million) and April 27, 2012 ($305.1 million).

     The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.
(8) Related Party Transactions
     In 2006, the Company agreed to pay Kelso an annual management fee of $600,000 in connection with planning, strategy, oversight and support to management (financial advisory agreement). This management fee was paid on a quarterly basis. A total of $150,000, of this management fee was recorded as management fees paid to related parties in the unaudited consolidated statements of operations for the three months ended March 31, 2008 (Predecessor). Concurrent with the closing of the IPO, the Company paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement.
     In August 2008, certain affiliates of Kelso guaranteed $20.0 million of the Second Lien Term Loans held by JPMorgan Chase Bank, N.A. (JPM) (but not any subsequent assignee) and also agreed to purchase the loans from JPM on December 7, 2008 if JPM had not sold such loans to third parties or if the loans have not otherwise been repaid by that date. In September 2008, $5.0 million of these loans were syndicated to a third party. As of March 31, 2009, the remaining $15.0 million continued to be guaranteed by affiliates of Kelso, as the requirement to purchase has been extended by JPM until May 6, 2009. Affiliates of Kelso have agreed to purchase such loans from JPM on May 6, 2009.
(9) Share-based Compensation
     On February 9, 2009, the Company granted stock options and RSUs to its chief executive officer and its newly appointed Chairman of the Board of Directors (Chairman). The Company’s chief executive officer was granted 550,000 non-qualified stock options and 150,000 restricted stock units (RSUs). The Company’s Chairman was granted 350,000 non-qualified stock options and 350,000 RSUs. All stock options granted to both the Chairman and chief executive officer have an exercise price equal to $4.04 per share, the closing price per share of the Company’s common stock on February 9, 2009 (the date of grant) and expire 10 years from the date of grant. Subject to each recipient’s continued service with the Company, as of each applicable vesting date, 33 1/3% of the stock options and RSU’s will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options and restricted stock units, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable (with respect to shares subject to stock options) or transferable (with respect to shares subject to RSUs) immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $14.00 stock price performance hurdle. The stock options and RSUs provide for accelerated vesting if there is a change in control (as defined in the RSU and stock option agreements). The RSUs were valued at $4.04 per share based on the closing price of the Company’s stock on the date of grant. The stock options granted were valued using a Monte Carlo simulation model and have a grant date fair values associated with each vesting tranche ranging from $2.05 – $2.45 per share.
     Additionally, the Company’s Chairman and chief executive officer were provided with certain distribution rights under the Second Amended and Restated Limited Liability Company Agreement of KRH. The Company’s chief executive officer forfeited 500 Value Units (profit interest in KRH) and certain distribution rights in exchange for his new distribution rights. These Value Unit and distribution right adjustments only impact the return to, and only dilute the interests of, the owners of KRH, and will not impact the return to, or dilute the interest of, the direct holders of the Company’s common stock.
(10) Commitments and Contingencies
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
     The historical consolidated financial data discussed below reflect the historical results of operations of RHI Entertainment, LLC (RHI LLC) and its subsidiaries as RHI Inc. did not have any historical operations prior to June 23, 2008. See Notes to RHI Inc.’s Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
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

Results of operations
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
     The results of operations for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands, except for per share data):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	Increase/
	2009	2008	(Decrease)
Revenue
Production revenue	$—	$4,941	$(4,941)
Library revenue	13,003	17,280	(4,277)

Total revenue	13,003	22,221	(9,218)
Cost of sales	13,438	17,578	(4,140)

Gross (loss) profit	(435)	4,643	(5,078)
Other costs and expenses:
Selling, general and administrative	10,966	12,889	(1,923)
Amortization of intangible assets	314	357	(43)
Management fees paid to related parties	—	150	(150)

Loss from operations	(11,715)	(8,753)	(2,962)
Other (expense) income:
Interest expense, net	(9,632)	(11,754)	2,122
Interest income	3	19	(16)
Other (expense) income, net	(694)	887	(1,581)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(22,038)	(19,601)	(2,437)
Income tax benefit (provision)	25	(593)	618

Loss before non-controlling interest in loss of consolidated entity	(22,013)	(20,194)	(1,819)
Non-controlling interest in loss of consolidated entity	9,311	—	9,311

Net loss	$(12,702)	$(20,194)	$7,492

Basic and diluted loss per share	$(0.94)	N/A	N/A

Revenue, cost of sales and gross (loss) profit

	Three Months Ended March 31,
	2009		2008
	(Successor)		(Predecessor)
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)
Production revenue	$—	0%	$4,941	22%	$(4,941)	(100)%
Library revenue	13,003	100%	17,280	78%	(4,277)	(25)%

Total revenue	13,003	100%	22,221	100%	(9,218)	(41)%
Cost of sales	13,438	103%	17,578	79%	(4,140)	(24)%

Gross (loss) profit	$(435)	(3)%	$4,643	21%	$(5,078)	(109)%

     Total revenue decreased $9.2 million, or 41%, to $13.0 million during the three months ended March 31, 2009 from $22.2 million during the same period in 2008.
     There was no production revenue during the three months ended March 31, 2009, a decrease of $4.9 million compared to the same period in 2008. In the three months ended March 31, 2009, there were no original MFT movies or original mini-series delivered, while five MFT movies were delivered during the three months ended March 31, 2008. We significantly slowed down our production activity in the fourth quarter of 2008 due to the difficult economic environment and did not begin any films for the 2009 slate. Film production activity did increase during the first quarter and we are on track to deliver approximately 35 films in 2009, with the majority of these films to be delivered in the third and fourth quarters.
     Library revenue decreased $4.3 million to $13.0 million in the three months ended March 31, 2009 from $17.3 million during the comparable period in 2008. The decrease of approximately 25% primarily resulted from slow down in sales activity during the fourth quarter of 2008. Library revenue is recognized based upon when the window for a particular film becomes open and available for a network to air. Sales made in one quarter often are not recognized as revenue until subsequent quarters due to this issue. Also contributing to the decrease was a $1.5 million reduction in revenue related to the distribution of programming on ION during the three months ended March 31, 2009 compared to the same period in the prior year as a result of a weaker advertising market.
     Cost of sales decreased $4.1 million to $13.4 million during the three months ended March 31, 2009 from $17.6 million during the same period of 2008. Cost of sales as a percentage of revenue increased to 103% during the three months ended March 31, 2009 from 79% during the same period of 2008. Cost of sales is comprised of film cost amortization, certain distribution expenses and amortization of minimum guarantee payments made to ION. While film cost amortization as a percentage of revenue was slightly higher in 2009 than in 2008 (see discussion below), the gross loss during the three months ended March 31, 2009 was primarily a result of the reduction in revenue recognized in the three months ended March 31, 2009 and the fact that the distribution expenses and ION minimum guarantee expense are not driven by revenue recognition.
     Film cost amortization as a percentage of revenue was 63% during the three months ended March 31, 2009 compared to 59% during the same period of 2008. The average amortization rate on library revenue was higher than in 2008 due to the mix of films for which revenue was recognized in each period. Amortization is on a film-by-film basis and, on average, the films for which revenue was recognized during the three months ended March 31, 2009 had higher rates of amortization than those in the same period of 2008. It should be noted that while the rate of margin on library revenue recognized in the quarter slipped slightly, due to the mix of films, the Company has no reason to believe that the full year margin on the 2009 slate and library product will not be consistent with prior years.
     Other cost of goods sold were slightly higher during the three months ended March 31, 2009 as compared to the same period of 2008 due to an increase in costs associated with our ION agreement, including the amortization of minimum guarantee payments made to ION. The increase in amortization of the minimum guarantee payments is due to an increase in required payments during the second year of the agreement with ION.

Other costs and expenses

	Three Months Ended
	March 31,
	2009	2008	$ Increase/	%Increase/
	(Successor)	(Predecessor)	(Decrease)	(Decrease)
	(Dollars in thousands)

Selling, general and administrative	$10,966	$12,889	$(1,923)	(15)%
Amortization of intangible assets	314	357	(43)	(12)%
Fees to related parties	—	150	(150)	(100)%
     Selling, general and administrative expenses decreased $1.9 million to $11.0 million in the three months ended March 31, 2009, from $12.9 million in the same period in 2008. During the three months ended March 31, 2008, we incurred approximately $2.8 million of costs associated with severance agreements. Similar costs were not incurred during the three months ended March 31, 2009. Although we’ve begun to see benefits from our fourth quarter 2008 decision to reduce our overhead costs, we also incurred certain expenses during the three months ending March 31, 2009 related to operating as public company which were not incurred in the first quarter of 2008.
Interest expense, net
     Interest expense, net decreased $2.1 million to $9.6 million for the three months ended March 31, 2009 from $11.8 million during the comparable period in 2008. The decrease in interest expense is largely due to lower average interest rates during the three months ended March 31, 2009 as compared to the comparable period of 2008 resulting from the reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the three months ended March 31, 2009 was 4.5%, compared to 6.4% during the comparable period of 2008. Also contributing to the decrease in interest expense, net were lower weighted average debt balances outstanding during the three months ended March 31, 2009 compared to 2008. During the three months ended March 31, 2009, we had an average debt balance of $576.8 million compared to $673.2 million during the comparable period of 2008. Partially offsetting the reduction in interest rates and weighted average debt outstanding was an increase in interest expense recorded in connection with our interest rate swap contracts resulting from the aforementioned reduction in LIBOR. Approximately $3.4 million in interest expense was recorded in connection with our interest rate swap contracts during the three months ended March 31, 2009, compared to $1.3 million in the three months ended March 31, 2008.
Other (expense) income, net
     Other (expense) income, net primarily represents realized foreign currency (losses) gains resulting from the settlement of customer accounts denominated in foreign currencies. For the three months ended March 31, 2009, we realized a foreign currency loss of $695,000 as compared to a foreign currency gain of $887,000 during the three months ended March 31, 2008.
Income tax benefit (provision)
     The income tax benefit (provision) for the three month periods ended March 31 is related to the pre-tax loss/income of our corporate subsidiary and to foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income during the year to utilize the net operating loss generated by RHI Inc. in the three months ended March 31, 2009.
Net loss
     The net loss for the three months ended March 31, 2009 was $(12.7) million, compared to $(20.2) million for the three months ended March 31, 2008. The reduction is the result of the non-controlling interest in loss of consolidated entity recorded in the three months ended March 31, 2009.
Liquidity and capital resources
     Our credit facilities currently include: (i) two first lien facilities, a $175.0 million term loan and a $350.0 million revolving credit facility; and (ii) a $75.0 million senior second lien term loan. As of March 31, 2009, all of our debt was variable rate and totaled $576.8 million outstanding. To manage the related interest rate risk, we have entered into interest rate swap agreements. As of March 31, 2009, we had floating to fixed interest rate swaps outstanding in the notional amount of $435.0 million, effectively converting that amount of debt from variable rate to fixed rate. The interest rate swaps were amended in April 2009 (refer to footnote

7 of our unaudited condensed consolidated financial statements) which will result in significant cash interest savings over the next twelve months. As of March 31, 2009, we had $9.1 million of cash compared to $22.4 million of cash at December 31, 2008. As of March 31, 2009, we had $19.8 million available under our revolving credit facility, net of an outstanding letter of credit, subject to the terms and conditions of that facility. The decrease in cash reflects our production spending during the three months ended March 31, 2009. Historically, we have financed our operations with funds from operations, capital contributions from our owners and the use of credit facilities. Additionally, from time-to-time, we may seek additional capital through the incurrence of debt, the issuance of equity or other financing alternatives.
     Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of capitalized interest and includes amortization of debt issuance costs, totaled $9.6 million for the three months ended March 31, 2009. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes.
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
     For example, we have asked our production partners to finance a significant portion of the cost of each new production without short-term financial support from us. If our production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, we may not develop or produce that film. See “Risk Factors — Risks related to our business — Our focus on managing our resources in the most efficient manner may result in a reduction in our production slate” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009.
     We believe our cash on hand, available borrowings under our revolving credit facility and projected cash flows from operations will be sufficient to satisfy our financial obligations through at least the next twelve months. However, a development that significantly decreases our revenue or significantly increases our expenses or cash needs may result in the need for additional financing. Given current credit and equity market conditions, our ability to attract additional capital may be significantly more difficult than it has been in the past. See “Risk Factors — Risks related to our business — Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our existing senior secured credit facilities” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009.
     The chart below shows our cash flows for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	(Successor)	(Predecessor)
	(Dollars in thousands)

Net cash used in operating activities	$(13,254)	$(10,140)
Net cash used in investing activities	(26)	(39)
Net cash provided by financing activities	—	19,320
Cash (end of period)	9,093	10,548
Operating activities
     Cash used in operating activities in the three months ended March 31, 2009 was $13.3 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. In the three months ended March 31, 2009, $10.7 million of interest was paid.
     Cash used in operating activities in the three months ended March 31, 2008 was $10.1 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. In the three months ended March 31, 2008, $12.7 million of interest was paid.

Investing activities
     During the three months ended March 31, 2009 and 2008, we used $26,000 and $39,000, respectively, in investing activities, reflecting the purchase of property and equipment.
Financing activities
     During the three months ended March 31, 2009, there was no cash provided by financing activities.
     During the three months ended March 31, 2008, $19.3 million of cash was provided by financing activities from borrowings under our credit facilities (net of repayments of $8.9 million), principally to fund our operating activities.
Contractual obligations
     The following table sets forth our contractual obligations as of March 31, 2009:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Off balance sheet arrangements:
Operating lease commitments (1)	$36,963	$3,723	$7,334	$6,989	$18,917
Obligations pursuant to ION Agreement (2)	25,450	23,450	2,000	—	—
Purchase obligations (3)	17,143	9,371	7,772	—	—

	79,556	36,544	17,106	6,989	18,917

Contractual obligations reflected on the balance sheet:
Debt obligations (4)	576,789	—	17,500	484,289	75,000
Accrued film production costs (5)	71,193	58,271	12,922	—	—
Other contractual obligations (6)	8,495	4,495	2,000	2,000	—

	656,477	62,766	32,422	486,289	75,000

Total contractual obligations	$736,033	$99,310	$49,528	$493,278	$93,917

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office and storage space.

(2)	Obligations pursuant to the ION Agreement represent minimum guarantee payments associated with our arrangement to provide programming to ION for its primetime weekend schedule.

(3)	Purchase obligation amounts represent contractual commitments to exclusively license the rights in and to films that are not complete.

(4)	Debt obligations exclude interest payments and include future principal payments due on our bank debt (see Note 7).

(5)	Accrued film production costs represent contractual amounts payable for the completed films as well as costs incurred for the buy out of certain participations.

(6)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.
Off-balance sheet arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates
     For a complete discussion of our accounting policies, see the information under the heading “Management’s discussion and analysis of financial condition and results of operations — Critical accounting policies and estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009. We believe there have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Form 10-K.
Recent accounting pronouncements
     There are no recent accounting pronouncements that the Company has not yet adopted that will have a material effect on the Company’s financial statements. For a description of recent accounting pronouncements adopted, see Note 3 — Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures about Risk
Interest rate risk
     We are subject to market risks resulting from fluctuations in interest rates as our credit facilities are variable rate credit facilities. To manage the related risk, we enter into interest rate swap agreements. As of March 31, 2009, we have swaps outstanding that total $435.0 million, effectively converting that portion of debt from variable rate to fixed rate. The interest rate swaps were amended in April 2009 (refer to footnote 7 of our unaudited condensed consolidated financial statements).
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
     Historically, foreign exchange (losses) gains have not been significant. Foreign exchange (losses) gains for the three months ended March 31, 2009 and 2008 were $(695,000) and $887,000, respectively.
Credit risk
     We are exposed to credit risk from our licensees. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons. As of March 31, 2009, we have an allowance for uncollectible accounts of $3.5 million, which is primarily related to two customers, Tele Munchen and Sogecable, whose payments owed to us are past due.
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
Part 2. Other Information
Item 1. Legal Proceedings
     None.
Item 1a. Risk Factors
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009 There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There have not been any unregistered sales of equity securities or repurchases of the Company’s common stock during the quarter ended March 31, 2009.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submissions of Matters to a Vote on Security Holders
     None.
Item 5. Other Information
     None.

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

Date: May 6, 2009	By:	/s/ Robert A. Halmi, Jr
Robert A. Halmi, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	By:	/s/ William J. Aliber
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