Form 10-Q
period 2009-06-30
RHI Entertainment, Inc.
filed 2009-08-05
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
001-34102
(Commission File Number)
RHI ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4614616
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 5, 2009 was 13,505,100.

RHI ENTERTAINMENT, INC.
INDEX

Part 1. Financial Information
RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(In thousands, except per share data)
ASSETS
Cash	$1,856	$22,373
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $7,652 and $11,933, respectively	139,802	180,125
Film production costs, net	793,903	780,122
Property and equipment, net	340	370
Prepaid and other assets, net	24,908	28,928
Intangible assets, net	1,665	2,264

Total assets	$962,474	$1,014,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$47,005	$51,477
Accrued film production costs	169,535	195,328
Debt	583,789	576,789
Deferred revenue	14,418	13,530

Total liabilities	814,747	837,124

Stockholders’ equity
Common stock, par value $0.01 per share;125,000 shares authorized and 13,505 shares issued and outstanding	$135	$135
Additional paid-in capital	150,140	149,609
Accumulated deficit	(57,517)	(36,195)
Accumulated other comprehensive loss	(7,521)	(11,387)

Total RHI Inc. stockholders’ equity	85,237	102,162
Non-controlling interest in consolidated entity	62,490	74,896

Total stockholders’ equity	147,727	177,058

Total liabilities and stockholders’ equity	$962,474	$1,014,182

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations

	(Successor)			(Predecessor)
	Three Months	Six Months	Period from	Period from	Period from
	Ended	Ended	June 23, 2008 to	April 1, 2008 to	January 1, 2008 to
	June 30, 2009	June 30, 2009	June 30, 2008	June 22, 2008	June 22, 2008
	(In thousands, except per share data)
Revenue
Production revenue	$11,832	$11,832	$932	$1,661	$6,602
Library revenue	10,851	23,854	1,489	49,363	66,643

Total revenue	22,683	35,686	2,421	51,024	73,245
Cost of sales	18,487	31,925	1,303	31,818	49,396

Gross profit	4,196	3,761	1,118	19,206	23,849
Other costs and expenses:
Selling, general and administrative	6,922	17,888	732	12,913	25,802
Amortization of intangible assets	285	599	36	314	671
Fees paid to related parties:
Management fees	—	—	—	137	287
Termination fee	—	—	6,000	—	—

(Loss) income from operations	(3,011)	(14,726)	(5,650)	5,842	(2,911)
Other (expense) income:
Interest expense, net	(10,435)	(20,067)	(819)	(9,805)	(21,559)
Interest income	1	4	3	15	34
Other income (expense), net	(953)	(1,647)	67	(181)	706

Loss before income taxes and non-controlling interest in loss of consolidated entity	(14,398)	(36,436)	(6,399)	(4,129)	(23,730)
Income tax (provision) benefit	(543)	(518)	(83)	2,111	1,518

Loss before non-controlling interest in loss of consolidated entity	(14,941)	(36,954)	(6,482)	(2,018)	(22,212)
Non-controlling interest in loss of consolidated entity	6,320	15,632	2,742	—	—

Net loss	$(8,621)	$(21,322)	$(3,740)	$(2,018)	$(22,212)

Loss per Share:
Basic	$(0.64)	$(1.58)	$(0.28)	N/A	N/A
Diluted	$(0.64)	$(1.58)	$(0.28)	N/A	N/A
Weighted Average Shares Outstanding:
Basic	13,505	13,505	13,500	N/A	N/A
Diluted	13,505	13,505	13,500	N/A	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	(Successor)		(Predecessor)
	Six Months	Period from	Period from
	Ended	June 23, 2008 to	January 1, 2008 to
	June 30, 2009	June 30, 2008	June 22, 2008
	(In thousands)
Cash flows from operating activities
Net loss	$(21,322)	$(3,740)	$(22,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film production costs	22,008	1,034	43,579
Non-controlling interest in loss of consolidated entity	(15,632)	(2,742)	—
(Decrease) increase of accounts receivable reserves	(4,281)	(224)	4,370
Amortization of interest rate swap value	3,032	—	—
Deferred income taxes	1,689	99	(1,558)
Amortization of deferred debt financing cost	1,689	43	549
Realized loss on interest rate swaps	1,267	—	—
Share-based compensation	921	42	926
Amortization of intangible assets	599	36	671
Depreciation and amortization of fixed assets	106	4	93
Amortization of debt discount	—	—	355
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	44,604	2,081	(4,694)
Decrease (increase) in prepaid and other assets	643	2,177	(2,457)
Additions to film production costs	(35,789)	(2,764)	(54,909)
(Decrease) increase in accounts payable and accrued liabilities	(2,069)	(3,666)	6,327
Decrease in accrued film production costs	(25,793)	(3,832)	(997)
Increase (decrease) in deferred revenue	888	(452)	(2,374)

Net cash used in operating activities	(27,440)	(11,904)	(32,331)

Cash flows from investing activities
Purchase of property and equipment	(77)	—	(81)

Net cash used in investing activities	(77)	—	(81)

Cash flows from financing activities
Sale of common stock	—	189,000	—
Payment of offering costs and fees	—	(15,016)	—
Borrowings from credit facilities	8,000	112,179	80,093
Repayments of credit facilities	(1,000)	(260,000)	(44,708)
Deferred debt financing costs	—	(4,207)	—
Second lien pre-payment penalty	—	(2,600)	—
Member capital contributions	—	—	29,135
Distribution to KRH	—	(35,700)	—

Net cash provided by (used in) financing activities	7,000	(16,344)	64,520

Net (decrease) increase in cash	(20,517)	(28,248)	32,108
Cash, beginning of period	22,373	33,515	1,407

Cash, end of period	$1,856	$5,267	$33,515

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,085	$2,795	$23,845
Cash paid for income taxes	747	42	1,968
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
     The Company has incurred net losses and has had negative cash flows from operations in each of the past three years and for the three and six months ended June 30, 2009 and, at June 30, 2009, has an accumulated deficit of $57.5 million. The ability to meet debt and other obligations and to reduce the Company’s total debt depends on its future operating performance and on economic, financial, competitive and other factors. Management is continually reviewing its operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. It has the ability to manage the timing and related expenditures of certain of these productions. The timing surrounding the commencement of production of movies and mini-series and the related financings are the most significant items that can be altered in terms of managing our resources. For example, the Company’s production partners have financed a significant portion of the cost of most new productions without interim financial support from the Company. As a result, a portion of the funding for the 2009 slate has been paid and, consistent with past periods, a portion has been deferred to future periods to better match the cash inflows related to sales of these productions. As such, our net production funding requirements for the balance of 2009 are not significant relative to the remaining film deliveries. To the extent funding for a production has been delayed, an accrual for the remaining funding is recorded as Accrued film production costs.
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
     The unaudited financial statements as of June 30, 2009 (Successor) and for the three and six months ended June 30, 2009 (Successor), the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor) and the period from January 1, 2008 to June 22, 2008 (Predecessor) include, in the opinion of management, all adjustments consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation of the financial position and results of operations of the company for these periods. Results for the aforementioned periods are not necessarily indicative of the results to be expected for the full year.
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
(b) Comprehensive (Loss) Income
     Comprehensive (loss) income consists of net loss and other gains/losses (comprised of unrealized gains/losses associated with interest rate swaps with respect to the Company) affecting stockholders’ equity that, under U.S. generally accepted accounting principles are excluded from net loss. Comprehensive (loss) income for the three months ended June 30, 2009 (Successor), the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the six months ended June 30, 2009 (Successor), and the period from January 1, 2008 to June 22, 2008 (Predecessor) were $(7.9) million, $(4.6) million, $10.0 million, $(19.2) million, and $(21.0) million, respectively.
(c) Segment Information
     The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 27%, 54%, 18%, 29% and 24% of total revenue for the three months ended June 30, 2009 (Successor), the period from June 23, 2008 to June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the six months ended June 30, 2009 (Successor), and the period from January 1, 2008 to June 22, 2008 (Predecessor), respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.
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
     In December 2007, the FASB issued SFAS 160 that changed the current accounting and financial reporting for non-controlling (minority) interests. SFAS 160 was effective for fiscal years beginning after December 15, 2008. SFAS 160 was applied prospectively; however, certain disclosure requirements of SFAS 160 require retrospective treatment. SFAS 160 was adopted by the Company on January 1, 2009. As a result of the adoption, the company’s non-controlling interest is now classified as a separate component of equity, not as a liability as it was previously presented.
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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement also requires companies to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and is to be applied prospectively. The Company adopted SFAS 165 as of April 1, 2009. Subsequent events have been evaluated through August 5, 2009, the date the financial statements were issued.
(4) Loss Per Share, Basic and Diluted
     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. Since the Company has a net loss for the period, outstanding common stock options and restricted stock units are anti-dilutive. As of June 30, 2009, the Company has no potentially dilutive securities outstanding. The weighted average basic and diluted shares outstanding for the three and six months ended June 30, 2009 (Successor) was 13,505,100.
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

     The non-controlling interest associated with the initial investment by RHI Inc. in Holdings II and subsequent transactions are calculated as follows (in thousands):

Total Holdings II member’s equity as of June 22, 2008	$108,766
RHI Inc. investment in Holdings II	173,984
Non-controlling interest associated with distribution to KRH	(34,972)

Total post-IPO Holdings II members’ equity	247,778
Non-controlling interest of KRH	42.3%

Initial allocation of non-controlling interest in consolidated entity	104,810
Non-controlling interest in share-based compensation	473
Non-controlling interest in unrealized loss on interest rate swaps	(3,853)

Non-controlling interest allocation for the period from June 23, 2008 to December 31, 2008	(3,380)
Non-controlling interest in loss of consolidated entity for the period from June 23, 2008 to December 31, 2008	(26,534)

Non-controlling interest in consolidated entity as of December 31, 2008	$74,896

Non-controlling interest in share-based compensation	390
Non-controlling interest in unrealized gain on interest rate swaps	1,553
Non-controlling interest in amortization of the fair market value of interest rate swaps de-designated as hedges	1,283

Non-controlling interest allocation for the six months ended June 30, 2009	3,226
Non-controlling interest in loss of consolidated entity for the six months ended June 30, 2009	(15,632)

Non-controlling interest in consolidated entity as of June 30, 2009	$62,490

(6) Film Production Costs, Net
     Film production costs are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Completed films	$1,018,881	$984,805
Crown Film Library	145,357	145,290
Films in process and development	18,190	18,012

	1,182,428	1,148,107
Accumulated amortization	(388,525)	(367,985)

	$793,903	$780,122

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	(Successor)			Predecessor
	Three Months	Six Months	Period from	Period from	Period from
	Ended	Ended	June 23, 2008 to	April 1, 2008 to	January 1, 2008 to
	June 30, 2009	June 30, 2009	June 30, 2008	June 22, 2008	June 22, 2008
	(In thousands)
Overhead costs capitalized	$2,432	$4,785	$280	$3,181	$6,775
Interest capitalized	161	256	26	172	313
Amortization of completed films	12,270	19,930	943	29,029	40,595
Amortization of Crown Film Library	281	611	92	1,333	2,608
     Approximately 37% of completed film production costs have been amortized through June 30, 2009. The Company further anticipates that approximately 7% of completed film production costs will be amortized through June 30, 2010. The Company anticipates that approximately 34% of completed film production costs as of June 30, 2009 will be amortized over the next three years and that approximately 80% of film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 17 years and 6 months as of June 30, 2009.

(7) Debt
     Debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
First Lien Term Loan	$175,000	$175,000
Revolver	333,789	326,789
Second Lien Term Loan	75,000	75,000

	$583,789	$576,789

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
     The First Lien Term Loan amortizes in three installments of 10%, 20% and 70% on April 13, 2011, 2012 and 2013, respectively and bears interest at the Alternate Base Rate (ABR) or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The maturity date of the Revolver is April 13, 2013 and the Revolver bears interest at either the ABR or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The Second Lien Term Loan matures on June 23, 2015 and bears interest at ABR or LIBOR plus an applicable margin of 6.50% or 7.50% per annum, respectively.
     Interest payments for all loans are due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At June 30, 2009, the interest rates associated with the First Lien Term Loan, Revolver and New Second Lien Term Loan were 2.31%, 2.44%, and 8.24%, respectively. At June 30, 2009, the Company had availability of $12.8 million under its revolver, net of $3.4 million of stand-by letters of credit outstanding.
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
     The Company was in compliance with all financial covenants as of June 30, 2009.
Interest Rate Swaps
     The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the interest rate swaps held by the Company initially were designated as cash flow hedges and qualified for hedge accounting in accordance with method 1 of SFAS No. 133 Implementation Issue No. G7. The critical terms of the interest rate swaps and hedged variable-rate debt coincided and cash flows due to the hedge exactly offset cash flows resulting from fluctuations in the variable rates.
     Under hedge accounting, changes in the fair value of the interest rate swaps are reported as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet. The fair value of the swap contracts and any amounts payable to or receivable from counterparties are reflected as assets or liabilities in the Company’s consolidated balance sheet.

     As of December 31, 2008, the Company had two identical interest rate swap agreements to manage its exposure to interest rate movements associated with $435.0 million of its credit facilities by effectively converting its variable rate to a fixed rate. These interest rate swaps provided for the exchange of variable rate payments for fixed rate payments. The variable rate was based on three month LIBOR and the fixed rate was 4.98%. The interest rate swaps were scheduled to terminate on April 27, 2010. The aggregate fair market value of the interest rate swaps was approximately $(19.7) million as of December 31, 2008.
     On April 21, 2009, the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments will be amortized as interest expense in the consolidated statement of operations during the period from April 21, 2009 through April 27, 2010, the maturity date of the original swaps. As of April 21, 2009, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss was $(16.1) million and $3.0 million was amortized as interest expense during the three and six months ended June 30, 2009. The difference in fair value of $(4.0) million between the original swaps and the amended swaps was immediately recognized as Other income (expense), net in the consolidated statement of operations during the three and six months ended June 30, 2009.
     The amended interest rate swap agreements are with three counterparties and continue to cover $435.0 million of the Company’s credit facilities and provide for the exchange of variable rate payments for fixed rate payments. The variable rates are based on one month LIBOR and the weighted average fixed rate is 3.81%. The amended interest rate swaps terminate on April 27, 2010 ($90.3 million), June 27, 2011 ($39.6 million) and April 27, 2012 ($305.1 million). The amended interest rate swaps have not been designated as cash flow hedges and, therefore, changes to their fair value are recorded as Other income (expense), net in the consolidated statement of operations. For the three and six months ended June 30, 2009, the change in fair value of the amended interest rate swaps recorded to Other income (expense), net was $2.7 million. As of June 30, 2009, the fair market value of the interest rate swaps was approximately $(17.3) million, which is recorded in Accounts payable and accrued liabilities.
     The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.
(8) Related Party Transactions
     In 2006, the Company agreed to pay Kelso an annual management fee of $600,000 in connection with planning, strategy, oversight and support to management (financial advisory agreement). This management fee was paid on a quarterly basis. A total of $137,000 and $287,000 of this management fee was recorded as management fees paid to related parties in the unaudited consolidated statements of operations for the period from April 1, 2008 to June 22, 2008 (Predecessor) and the period from January 1, 2008 to June 22, 2008 (Predecessor), respectively. Concurrent with the closing of the IPO, the Company paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement.
     In August 2008, certain affiliates of Kelso guaranteed $20.0 million of the Second Lien Term Loans held by JPMorgan Chase Bank, N.A. (JPM) (but not any subsequent assignee) and also agreed to purchase the loans from JPM on December 7, 2008 if JPM had not sold such loans to third parties or if the loans had not otherwise been repaid by that date. In September 2008, $5.0 million of these loans were syndicated to California Bank and Trust, a member of the Company’s first lien credit syndicate. The remaining $15.0 million in loans continued to be guaranteed by affiliates of Kelso, as the requirement to purchase had been extended until May 6, 2009, at which time affiliates of Kelso purchased the loans from JPM.
(9) Share-based Compensation
     On February 9, 2009, the Company granted stock options and RSUs to its chief executive officer and its newly appointed Chairman of the Board of Directors (Chairman). The Company’s chief executive officer was granted 550,000 non-qualified stock options and 150,000 restricted stock units (RSUs). The Company’s Chairman was granted 350,000 non-qualified stock options and 350,000 RSUs. All stock options granted to both the Chairman and chief executive officer have an exercise price equal to $4.04 per share, the closing price per share of the Company’s common stock on February 9, 2009 (the date of grant) and expire 10 years from the date of grant. Subject to each recipient’s continued service with the Company, as of each applicable vesting date, 33 1 / 3 % of the stock options and RSU’s will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options and restricted stock units, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable (with respect to shares subject to stock options) or transferable (with respect to shares subject to RSUs) immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $14.00 stock price performance hurdle. The stock options and RSUs provide for accelerated vesting if there is a change in control (as defined in the RSU and stock option agreements). The RSUs were valued at $4.04 per share based on the closing price of the Company’s stock on the date of grant. The stock options granted were valued using a Monte Carlo simulation model and have a grant date fair values associated with each vesting tranche ranging from $2.05 – $2.45 per share.
     Additionally, on February 9, 2009, the Company’s Chairman and chief executive officer were provided with certain distribution rights under the Second Amended and Restated Limited Liability Company Agreement of KRH. The Company’s chief executive officer forfeited 500 Value Units (profit interest in KRH) and certain distribution rights in exchange for his new distribution rights. These Value Unit and distribution right adjustments only impact the return to, and only dilute the interests of, the owners of KRH, and will not impact the return to, or dilute the interest of, the direct holders of the Company’s common stock.
     On June 12, 2009, the Company granted stock options and RSU’s to Jeffrey C. Bloomberg, its newly appointed member of the board of directors, and other newly hired employees. A total of 31,000 non-qualified stock options and 31,000 RSUs were granted. All stock options granted have an exercise price of $3.16, the closing price per share of the Company’s common stock on June 12, 2009 (the date of grant) and expire 10 years from the date of grant. The stock options and RSU’s granted to Mr. Bloomberg vest on the first anniversary of the grant date while the stock options and RSU’s granted to the employees vest in one-third increments on the anniversary of the grant date in each of the three years following the grant. The stock options and RSUs provide for accelerated vesting if there is a change in control (as defined in the RSU and stock option agreements). The RSUs were valued at $3.16 per share based on the closing price of the Company’s stock on the date of grant. The stock options granted were valued using a Black-Scholes option pricing model and have a grant date fair value of $1.37 per share.
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
(11) Subsequent Event
     On July 15, 2009, RHI Entertainment Distribution, LLC (a wholly owned subsidiary of the Company) entered into a settlement agreement (the Settlement Agreement) to resolve a dispute with one of the Company’s distribution partners, ION Media Networks, Inc. (ION), which filed for Chapter 11 bankruptcy in June 2009. If approved by the United States Bankruptcy Court for the Southern District of New York (the “Court”), which is currently presiding over ION’s Chapter 11 restructuring, the Settlement Agreement would end the existing relationship between the Company and ION and result in the termination of the license agreement dated December 1, 2007 between the parties (the License Agreement). The License Agreement provided that ION would broadcast the Company’s programming during certain weekend time periods in exchange for payments by the Company and a share of the advertising sales revenue for those periods.
     On June 8, 2009, ION filed a lawsuit against RHI Entertainment Distribution, LLC alleging that it breached the License Agreement by failing to make certain payments to ION. The Company denied and continues to deny the allegations and intends to assert affirmative defenses and counterclaims against ION if the Settlement Agreement is not approved by the Court.
     The Settlement Agreement provides that, in pertinent part: (i) the Company will make a one-time payment of $2.5 million to ION no later than two days after approval by the Court (the Effective Date); (ii) the License Agreement will terminate on the Effective Date and neither party will have any further obligations to the other; (iii) ION will have no further rights to broadcast or otherwise exploit the Company’s programming after the Effective Date; (iv) the parties will release each other from any claims under the License Agreement; and (v) ION will dismiss its lawsuit against Entertainment Distribution, LLC within five days of the Effective Date.
     The $2.5 million payment by the Company represents the net amounts owed to ION by the Company associated with the Company’s final $3.5 million minimum guarantee payment and $3.3 million of minimum advertising spending commitments net of $4.3 million owed to the Company related to the Company’s June 30, 2009 accounts receivable balance associated with advertising sales of the Company’s programming on ION. Management anticipates a net gain of approximately $1.1 million to be recorded resulting from the settlement of any assets and liabilities recorded as of June 30, 2009 related to the License Agreement.

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
Interest expense, net
     Interest expense, net represents interest incurred on the Company’s credit facilities (inclusive of amortization of: i) deferred debt issuance costs, ii) fair market value of interest rate swaps de-designated as hedges and iii) original issue discount). Interest expense is reflected net of interest capitalized to film production costs.
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
Results of operations
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
     The results of operations for the three months ended June 30, 2009 and 2008 are summarized as follows:

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined (1)	Successor
	Period from	Period from	Three Months	Three Months
	June 23, 2008	April 1, 2008	Ended	Ended
	to June 30,	to June 22,	June 30,	June 30,	Increase/
	2008	2008	2008	2009	(Decrease)
Revenue
Production revenue	$932	$1,661	$2,593	$11,832	$9,239
Library revenue	1,489	49,363	50,852	10,851	(40,001)

Total revenue	2,421	51,024	53,445	22,683	(30,762)
Cost of sales	1,303	31,818	33,121	18,487	(14,634)

Gross profit	1,118	19,206	20,324	4,196	(16,128)
Other costs and expenses:
Selling, general and administrative	732	12,913	13,645	6,922	(6,723)
Amortization of intangible assets	36	314	350	285	(65)
Fees paid to related parties:
Management fees	—	137	137	—	(137)
Termination fee	6,000	—	6,000	—	(6,000)

(Loss) income from operations	(5,650)	5,842	192	(3,011)	(3,203)
Other (expense) income:
Interest expense, net	(819)	(9,805)	(10,624)	(10,435)	189
Interest income	3	15	18	1	(17)
Other income (expense), net	67	(181)	(114)	(953)	(839)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(6,399)	(4,129)	(10,528)	(14,398)	(3,870)
Income tax (provision) benefit	(83)	2,111	2,028	(543)	(2,571)

Loss before non-controlling interest in loss of consolidated entity	(6,482)	(2,018)	(8,500)	(14,941)	(6,441)
Non-controlling interest in loss of consolidated entity	2,742	—	2,742	6,320	3,578

Net loss	$(3,740)	$(2,018)	$(5,758)	$(8,621)	$(2,863)

Basic and diluted loss per share.	$(0.28)	N/A	N/A	$(0.64)	N/A

(1)	Represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods. These combined results form the basis for the ensuing discussion of the results of our operations.

Revenue, cost of sales and gross profit

	Three Months Ended June 30,
	2009		2008
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
			(Dollars in thousands)
Production revenue	$11,832	52%	$2,593	5%	$9,239	356%
Library revenue	10,851	48%	50,852	95%	(40,001)	(79)%

Total revenue	22,683	100%	53,445	100%	(30,762)	(58)%
Cost of sales	18,487	82%	33,121	62%	(14,634)	(44)%

Gross profit	$4,196	18%	$20,324	38%	$(16,128)	(79)%

     Total revenue decreased $30.8 million, or 58%, to $22.7 million during the three months ended June 30, 2009 from $53.4 million during the same period in 2008.
     Production revenue increased $9.2 million to $11.8 million in the three months ended June 30, 2009 compared to $2.6 million during the same period in 2008. In the three months ended June 30, 2009, four original MFT movies and two original mini-series were delivered, while four MFT movies were delivered during the three months ended June 30, 2008. License fees related to the initial domestic network or cable broadcast (initial license fees) were recognized on all of the films delivered during the three months ended June 30, 2009, while no such fees were recognized on any of the films delivered in the same period of 2008. During 2008, the films premiered on video-on-demand prior to the initial broadcast term. While the short video-on-demand windows earn royalty-based revenue, they delay the opening of the domestic initial license window and, therefore, the recognition of revenue associated with domestic initial license fees occurs later.
     Library revenue decreased $40.0 million, or 79%, to $10.9 million in the three months ended June 30, 2009 from $50.9 million during the comparable period in 2008. Approximately $32.5 million of the decrease is attributable to one customer, to whom we continue to license product, who had significant licenses with windows opening during the three months ended June 30, 2008. The decrease in library revenue resulted from a slow down in sales activity as the result of weak market conditions in the fourth quarter of 2008 and first quarter of 2009. Library revenue is recognized based upon when the window for a particular film becomes open and available for a network to air. Sales made in one quarter often are not recognized as revenue until subsequent quarters due to this issue. Also contributing to the decrease was a $1.6 million reduction in revenue related to the distribution of programming on ION during the three months ended June 30, 2009 compared to the same period in the prior year as a result of a weaker advertising market.
     Cost of sales decreased $14.6 million to $18.5 million during the three months ended June 30, 2009 from $33.1 million during the same period of 2008. Cost of sales as a percentage of revenue increased to 82% during the three months ended June 30, 2009 from 62% during the same period of 2008. Cost of sales is comprised of film cost amortization, certain distribution expenses and amortization of minimum guarantee payments made to ION. While film cost amortization as a percentage of revenue was slightly higher in 2009 than in 2008 (see discussion below), the decrease in gross profit during the three months ended June 30, 2009 was primarily a result of the reduction in revenue recognized in the three months ended June 30, 2009 and the fact that the distribution expenses and ION minimum guarantee expense do not directly correlate to the recognized revenue.
     Film cost amortization as a percentage of revenue was 61% during the three months ended June 30, 2009 compared to 59% during the same period of 2008. The average amortization rate on the production revenue was higher in 2009, while the average amortization rate on the library revenue was lower than in 2008 due to the mix of films for which revenue was recognized in each period. Amortization is on a film-by-film basis and, on average, the films for which revenue was recognized during the three months ended June 30, 2009 had higher rates of amortization than those in the same period of 2008.
     Other cost of sales were higher during the three months ended June 30, 2009 as compared to the same period of 2008 due to approximately $3.4 million credit recorded in the three months ended June 30, 2008 as a result of the reduction of certain participation accruals. No similar credit was recorded in the three months ended June 30, 2009. Also contributing to the increase in other cost of goods sold was an increase in costs associated with our ION agreement, including the amortization of minimum guarantee payments made to ION. The increase in amortization of the minimum guarantee payments is due to an increase in required payments during the second year of the agreement with ION.

Other costs and expenses

	Three Months Ended
	June 30,		$ Increase/	%Increase/
	2009	2008	(Decrease)	(Decrease)
		(Dollars in thousands)
Selling, general and administrative	$6,922	$13,645	$(6,723)	(49)%
Amortization of intangible assets	285	350	(65)	(19)%
Fees to related parties	—	6,137	(6,137)	(100)%
     Selling, general and administrative expenses decreased $6.7 million to $6.9 million in the three months ended June 30, 2009, from $13.6 million in the same period in 2008. The decrease of 49% is primarily due to the collection of approximately $2.8 million of accounts receivable from Tele-Munchen, which was previously reserved for during the three months ended June 30, 2008. During the three months ended June 30, 2008, we incurred approximately $1.1 million of costs associated with an industry tradeshow. During 2009, the same tradeshow occurred in the first quarter. Although we’ve begun to see benefits from our fourth quarter 2008 decision to reduce our overhead costs, we also incurred certain expenses during the three months ended June 30, 2009 related to operating as a public company which were not incurred in the first quarter of 2008.
     In 2006, we agreed to pay Kelso an annual management fee of $600,000 in connection with a financial advisory agreement for the planning, strategy, oversight and support to management. A total of $137,000 of this management fee was recorded as fees paid to related parties during the three months ended June 30, 2008. Concurrent with the closing of the IPO, we paid Kelso $6.0 million in exchange for the termination of our fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties during the three months ended June 30, 2008.
Interest expense, net
     Interest expense, net decreased $0.2 million to $10.4 million for the three months ended June 30, 2009 from $10.6 million during the comparable period in 2008. The decrease in interest expense is due to lower average interest rates during the three months ended June 30, 2009 as compared to the comparable period of 2008 resulting from the reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the three months ended June 30, 2009 was 3.4%, compared to 5.6% during the comparable period of 2008. In addition, weighted average debt balances outstanding during the three months ended June 30, 2009 decreased compared to 2008. During the three months ended June 30, 2009, we had an average debt balance of $579.1 million compared to $666.2 million during the comparable period of 2008. Partially offsetting the reduction in interest rates and weighted average debt outstanding is amortization of the fair market value of the interest rate swaps de-designated as hedges. As discussed in footnote 7 of our unaudited condensed consolidated financial statements, on April 21, 2009, the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments is being amortized as interest expense for the period of April 21, 2009 through April 27, 2010, which is the maturity date of the original swaps. For the three months ended June 30, 2009, the amortization of the fair value of the amended interest rate swaps was $3.0 million.
Other income (expense), net
     For the three months ended June 30, 2009, Other income (expense), net represents the change in fair value of our interest rate swaps subsequent to the amendment and de-designation of our interest rate swaps as cash flow hedges and realized foreign currency gains resulting from the settlement of customer accounts denominated in foreign currencies. The change in the fair market value of our interest rate swaps resulted in a loss of $1.3 million for the three months ended June 30, 2009. Foreign currency gains for the same period amounted to $0.3 million. Other income (expense), net for the three months ended June 30, 2008 primarily represents foreign exchange loss of $0.1 million.
Income tax (provision) benefit
     The income tax provision for the three month period ended June 30, 2009 is primarily related to foreign taxes related to license fees from customers located outside the United States. The benefit in the prior year resulted from taxable losses associated with our corporate subsidiary offset by foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss generated by RHI Inc.

Net loss
     The net loss for the three months ended June 30, 2009 was $(8.6) million, compared to $(5.8) million for the three months ended June 30, 2008. The net loss for the three months ended June 30, 2009 is not comparable to the net loss for three months ended June 30, 2008, as the pre-IPO period from April 1, 2008 to June 22, 2008 does not include any adjustment for non-controlling interest in loss of consolidated entity.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
     The results of operations for the six months ended June 30, 2009 and 2008 are summarized as follows:

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined (1)	Successor
	Period from	Period from	Six Months	Six Months
	June 23, 2008 to	January 1, 2008 to	Ended	Ended
	June 30,	June 22,	June 30,	June 30,	Increase/
	2008	2008	2008	2009	(Decrease)
Revenue
Production revenue	$932	$6,602	$7,534	$11,832	$4,298
Library revenue	1,489	66,643	68,132	23,854	(44,278)

Total revenue	2,421	73,245	75,666	35,686	(39,980)
Cost of sales	1,303	49,396	50,699	31,925	(18,774)

Gross profit	1,118	23,849	24,967	3,761	(21,206)
Other costs and expenses:
Selling, general and administrative	732	25,802	26,534	17,888	(8,646)
Amortization of intangible assets	36	671	707	599	(108)
Fees paid to related parties:
Management fees	—	287	287	—	(287)
Termination fee	6,000	—	6,000	—	(6,000)

Loss from operations	(5,650)	(2,911)	(8,561)	(14,726)	(6,165)
Other (expense) income:
Interest expense, net	(819)	(21,559)	(22,378)	(20,067)	2,311
Interest income	3	34	37	4	(33)
Other income (expense), net	67	706	773	(1,647)	(2,420)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(6,399)	(23,730)	(30,129)	(36,436)	(6,307)
Income tax (provision) benefit	(83)	1,518	1,435	(518)	(1,953)

Loss before non-controlling interest in loss of consolidated entity	(6,482)	(22,212)	(28,694)	(36,954)	(8,260)
Non-controlling interest in loss of consolidated entity	2,742	—	2,742	15,632	12,890

Net loss	$(3,740)	$(22,212)	$(25,952)	$(21,322)	$4,630

Basic and diluted loss per share.	$(0.28)	N/A	N/A	$(1.58)	N/A

(1)	Represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods. These combined results form the basis for the ensuing discussion of the results of our operations.

Revenue, cost of sales and gross profit

	Six Months Ended June 30,
	2009		2008
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
			(Dollars in thousands)
Production revenue	$11,832	33%	$7,534	10%	$4,298	57%
Library revenue	23,854	67%	68,132	90%	(44,278)	(65)%

Total revenue	35,686	100%	75,666	100%	(39,980)	(53)%
Cost of sales	31,925	89%	50,699	67%	(18,774)	(37)%

Gross profit	$3,761	11%	$24,967	33%	$(21,206)	(85)%

     Total revenue decreased $40.0 million, or 53%, to $35.7 million during the six months ended June 30, 2009 from $75.7 million during the same period in 2008.
     Production revenue increased $4.3 million to $11.8 million in the six months ended June 30, 2009 compared to $7.5 million during the same period in 2008. In the six months ended June 30, 2009, four original MFT movies and two original mini-series were delivered, while nine MFT movies delivered during the six months ended June 30, 2008. Initial license fees were only recognized on three of the nine MFT movies were delivered in the six months ended June 30, 2008, compared to all four of the MFT movies and both of the mini-series delivered in the six months ended June 30, 2009. The other six films delivered during the six months ended June 30, 2008 premiered on video-on-demand prior to the initial broadcast term. While the short video-on-demand windows earn royalty-based revenue, they delay the opening of the domestic initial license window and, therefore, the recognition of revenue associated with domestic initial license fees occurs later.
     Library revenue decreased $44.3 million, or 65%, to $23.9 million in the six months ended June 30, 2009 from $68.1 million during the comparable period in 2008. Approximately $42.8 million of the decrease is attributable to five customers who had significant licenses with windows opening during the six months ended June 30, 2008, with one of those customers accounting for $33.6 million of the decrease. The decrease in library revenue resulted from a slow down in sales activity as the result of weak market conditions in the fourth quarter of 2008 and first quarter of 2009. Library revenue is recognized based upon when the window for a particular film becomes open and available for a network to air. Sales made in one quarter often are not recognized as revenue until subsequent quarters due to this issue. Also contributing to the decrease was a $3.0 million reduction in revenue related to the distribution of programming on ION during the six months ended June 30, 2009 compared to the same period in the prior year as a result of a weaker advertising market.
     Cost of sales decreased $18.8 million to $31.9 million during the six months ended June 30, 2009 from $50.7 million during the same period of 2008. Cost of sales as a percentage of revenue increased to 89% during the six months ended June 30, 2009 from 67% during the same period of 2008. Cost of sales is comprised of film cost amortization, certain distribution expenses and amortization of minimum guarantee payments made to ION. While film cost amortization was slightly higher in 2009 than in 2008 (see discussion below), the decrease in gross profit during the six months ended June 30, 2009 was primarily a result of the reduction in revenue recognized in the six months ended June 30, 2009 and the fact that the distribution expenses and ION minimum guarantee expense do not directly correlate to the revenue recognized.
     Film cost amortization as a percentage of revenue was 62% during the six months ended June 30, 2009 compared to 59% during the same period of 2008. The average amortization rate on the production revenue was higher, while the average amortization rate on library revenue was lower than in 2008 due to the mix of films for which revenue was recognized in each period. Amortization is on a film-by-film basis and, on average, the films for which revenue was recognized during the six months ended June 30, 2009 had higher rates of amortization than those in the same period of 2008.
     Other cost of sales were higher during the six months ended June 30, 2009 as compared to the same period of 2008 due to approximately $3.4 million credit recorded in the six months ended June 30, 2008 as a result of the reduction of certain participation accruals. No similar credit was recorded in the six months ended June 30, 2009. Also contributing to the increase in other cost of goods sold was an increase in costs associated with our ION agreement, including the amortization of minimum guarantee payments made to ION. The increase in amortization of the minimum guarantee payments is due to an increase in required payments during the second year of the agreement with ION.

Other costs and expenses

	Six Months Ended
	September 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Selling, general and administrative	$17,888	$26,534	$(8,646)	33%
Amortization of intangible assets	599	707	(108)	15%
Fees to related parties	—	6,287	(6,287)	(100)%
     Selling, general and administrative expenses decreased $8.6 million to $17.9 million in the six months ended June 30, 2009, from $26.5 million in the same period in 2008. The decrease of 33% is primarily due to the collection of approximately $2.8 million of accounts receivable from Tele-Munchen, which was previously reserved for during the six months ended June 30, 2008. During the six months ended June 30, 2008 we incurred approximately $2.8 million of costs associated with severance agreements compared to approximately $0.7 million during the same period of 2009. These decreases were offset by additional costs incurred in connection with operating as a publicly traded company as well as professional fees which were not incurred during the six months ended June 30, 2008. While the company has begun to experience cash savings from our 2008 decision to reduce overhead costs, it is not evident in our selling, general and administrative expenses because a significant portion of the savings related to overhead costs were capitalized and allocated to our films in the prior year.
     In 2006, we agreed to pay Kelso an annual management fee of $600,000 in connection with a financial advisory agreement for the planning, strategy, oversight and support to management. A total of $287,000 of this management fee was recorded as fees paid to related parties during the six months ended June 30, 2008. Concurrent with the closing of the IPO, we paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties during the six months ended June 30, 2008.
Interest expense, net
     Interest expense, net decreased $2.3 million to $20.1 million for the six months ended June 30, 2009 from $22.4 million during the comparable period in 2008. The decrease in interest expense is largely due to lower average interest rates during the six months ended June 30, 2009 as compared to the comparable period of 2008 resulting from the reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the six months ended June 30, 2009 was 4.0%, compared to 6.0% during the comparable period of 2008. Also contributing to the decrease in interest expense, net were lower weighted average debt balances outstanding during the six months ended June 30, 2009 compared to 2008. During the six months ended June 30, 2009, we had an average debt balance of $578.0 million compared to $669.7 million during the comparable period of 2008. Partially offsetting the reduction in interest rates and weighted average debt outstanding is amortization of the fair market value of the interest rate swaps de-designated as hedges as well as an increase in interest expense recorded in connection with our interest rate swap contracts resulting from the aforementioned reduction in LIBOR. As discussed in footnote 7 of our unaudited condensed consolidated financial statements, on April 21, 2009, the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments is being amortized as interest expense for the period of April 21, 2009 through April 27, 2010, which is the maturity date of the original swaps. For the six months ended June 30, 2009, the amortization of the fair value of the amended interest rate swaps was $3.0 million. Approximately $6.0 million in interest expense was recorded in connection with our interest rate swap contracts during the six months ended June 30, 2009, compared to $3.5 million in the six months ended June 30, 2008.
Other income (expense), net
     For the six months ended June 30, 2009, Other income (expense), net represents the change in fair value of our interest rate swaps subsequent to the amendment and de-designation of our interest rate swaps as cash flow hedges and realized foreign currency losses resulting from the settlement of customer accounts denominated in foreign currencies. The change in the fair market value of our interest rate swaps resulted in a loss of $1.3 million for the six months ended June 30, 2009. Foreign exchange losses for the same period amount to $0.4 million. Other income (expense), net for the six months ended June 30, 2008 primarily represents foreign exchange gains of $0.8 million.

Income tax(provision) benefit
     The income tax provision for the six month period ended June 30, 2009 is primarily related to foreign taxes related to license fees from customers located outside the United States. The benefit in the prior year resulted from taxable losses associated with our corporate subsidiary offset by foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss generated by RHI Inc.
Net loss
     The net loss for the six months ended June 30, 2009 was $(21.3) million, compared to $(26.0) million for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2009 is not comparable to the net loss for six months ended June 30, 2008, as the pre-IPO period from January 1, 2008 to June 22, 2008 does not include any adjustment for non-controlling interest in loss of consolidated entity.
Liquidity and capital resources
     Our credit facilities currently include: (i) two first lien facilities, a $175.0 million term loan and a $350.0 million revolving credit facility; and (ii) a $75.0 million senior second lien term loan. As of June 30, 2009, all of our debt was variable rate and totaled $583.8 million outstanding. To manage the related interest rate risk, we have entered into interest rate swap agreements. As of June 30, 2009, we had floating to fixed interest rate swaps outstanding in the notional amount of $435.0 million, effectively converting that amount of debt from variable rate to fixed rate. The interest rate swaps were amended in April 2009 (refer to footnote 7 of our unaudited condensed consolidated financial statements) which will result in cash interest savings over the next twelve months. As of June 30, 2009, we had $1.9 million of cash compared to $22.4 million of cash at December 31, 2008. As of June 30, 2009, we had $12.8 million available under our revolving credit facility, net of an outstanding letter of credit, subject to the terms and conditions of that facility. The decrease in cash reflects our production spending during the six months ended June 30, 2009. Historically, we have financed our operations with funds from operations, capital contributions from our owners and the use of credit facilities. Additionally, from time-to-time, we may seek additional capital through the incurrence of debt, the issuance of equity or other financing alternatives.
     Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of capitalized interest and includes amortization of debt issuance costs and amortization of the fair market value of the interest rate swaps de-designated as hedges, totaled $20.1 million for the six months ended June 30, 2009. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes.
     Management is continually reviewing its operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. The timing surrounding the commencement of production of movies and mini-series is the most significant item we can alter in terms of managing our resources. In addition to the six films we delivered during the six months ended June 30, 2009, we have films in various stages of production and remain on track to deliver 30-35 films in 2009. Our production partners have financed a substantial portion of the cost for each 2009 film through the use of new or existing credit facilities of their own. Although a majority of our films are in production in the summer months so that they can be delivered late in the third quarter and during the fourth quarter, a portion of the funding for these films has been paid and, consistent with prior periods, a portion has been deferred to future periods to better match the cash inflows related to sales of this product. As such, our net production funding requirements for the balance of 2009 are not significant relative to the remaining film deliveries. If our production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, we may not develop or produce that film. See “Risk Factors — Risks related to our business — Our focus on managing our resources in the most efficient manner may result in a reduction in our production slate” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009.
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

The chart below shows our cash flows for the six months ended June 30, 2009 and 2008.

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined	Predecessor
	Period from	Period from	Six Months	Six Months
	June 23, 2008	January 1,	Ended	Ended
	to June 30,	2008 to June 22,	June 30,	June 30,
	2008	2008	2008	2009
	(Dollars in thousands)
Net cash used in operating activities	$(11,904)	$(32,331)	$(44,235)	$(27,440)
Net cash used in investing activities	—	(81)	(81)	(77)
Net cash (used in) provided by financing activities	(16,344)	64,520	48,176	7,000
Cash (end of period)	5,267	33,515	5,267	1,856
Operating activities
     Cash used in operating activities in the six months ended June 30, 2009 was $27.4 million, and reflects spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. In the six months ended June 30, 2009, $24.1 million of interest was paid.
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
Investing activities
     During the six months ended June 30, 2009 and 2008, we used $77,000 and $81,000, respectively, in investing activities, reflecting the purchase of property and equipment.
Financing activities
     During the six months ended June 30, 2009, there was $7.0 million of cash provided by financing activities due to borrowings under our credit facilities (net of repayments of $1.0 million), principally to fund our operations.
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

Contractual obligations
     The following table sets forth our contractual obligations as of June 30, 2009:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Off balance sheet arrangements:
Operating lease commitments (1)	$36,136	$3,805	$7,314	$6,963	$18,054
Obligations pursuant to ION Agreement (2)	25,450	25,450	—	—	—
Purchase obligations (3)	14,126	8,998	5,128	—	—

	75,712	38,253	12,442	6,963	18,054

Contractual obligations reflected on the balance sheet:
Debt obligations (4)	583,789	—	52,500	456,289	75,000
Accrued film production costs (5)	67,391	63,105	4,286	—	—
Other contractual obligations (6)	10,365	6,365	2,000	2,000	—

	661,545	69,470	58,786	458,289	75,000

Total contractual obligations (7)	$737,257	$107,723	$71,228	$465,252	$93,054

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office (primarily New York City headquarters) and storage space.

(2)	Obligations pursuant to the ION Agreement represent minimum guarantee payments and certain promotional obligations associated with our arrangement to provide programming to ION for its primetime weekend schedule. Included in the obligations above are $18.0 million related to a third contract year that will be terminated in connection with the proposed Settlement Agreement (see footnote 11 of our unaudited condensed consolidated financial statements).

(3)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(4)	Debt obligations exclude interest payments and include future principal payments due on our bank debt (see Note 7).

(5)	Accrued film production costs represent contractual amounts payable for the completed films as well as costs incurred for the buy out of certain participations.

(6)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.

(7)	Excluded from the table are $1.6 million of unrecognized tax obligations associated with FIN 48 for which the timing of payment is not estimable.
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
Recent accounting pronouncements
     In June 2009, the FASB issued SFAS No. 166, “Amendments to FASB Interpretation No. 46(R).” This statement requires an enterprise to perform an analysis to determine whether the enterprises’ variable interest or interests give it a controlling financial interest in a variable interest entity. The statement requires ongoing reassessments of whether an enterprise is a primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary. SFAS

No. 166 is effective as of January 1, 2010 and the Company does not anticipate SFAS No. 166 to have a material impact to the company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” which removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS No. 166 is effective as of January 1, 2010 and the Company does not anticipate SFAS No. 166 to have a material impact to the company’s consolidated financial statements.
     In June 2009, the FASB issued “SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162.” This statement introduces the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No.168 for the quarter ended September 30, 2009 and all subsequent filings will reference the Codification as the single source of authoritative literature.
     For a description of recent accounting pronouncements adopted, see Note 3 — Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements”.

Item 3.	Quantitative and Qualitative Disclosures about Risk
Interest rate risk
     We are subject to market risks resulting from fluctuations in interest rates as our credit facilities are variable rate credit facilities. To manage the related risk, we enter into interest rate swap agreements. As of June 30, 2009, we have swaps outstanding that total $435.0 million, effectively converting that portion of debt from variable rate to fixed rate.
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
     Historically, foreign exchange gains (losses) have not been significant. Foreign exchange gains (losses) for the three months ended June 30, 2009 (Successor), the period from June 23, 2008 through June 30, 2008 (Successor), the period from April 1, 2008 to June 22, 2008 (Predecessor), the six months ended June 30, 2009 (Successor) and the period from January 1, 2008 through June 22, 2008 (Predecessor) were $0.3 million, $0.1 million, $(0.2) million, $(0.4) million and $0.7 million, respectively.
Credit risk
     We are exposed to credit risk from our licensees. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons. As of June 30, 2009, we have an allowance for uncollectible accounts of $0.7 million, which is primarily related to one customer, Sogecable, whose payments to us are past due.

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
     There have not been any unregistered sales of equity securities or repurchases of the Company’s common stock during the three months ended June 30, 2009.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submissions of Matters to a Vote on Security Holders
     The following items were voted on at the Annual Meeting of Shareholders on May 12, 2009
1.	The election of Frank J. Loverro and Russel H. Givens, Jr. to serve on the Board of Directors of the Company for a term of office expiring on the date of the Annual Meeting of Stockholders in 2012.

2.	The approval of the Amended and Restated RHI Entertainment, Inc. 2008 Incentive Award Plan, which adds 1,500,000 shares to the total shares reserved for issuance under the plan.

3.	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

* As previously disclosed in a current report on Form 8-K filed with the SEC on June 18, 2009, the Board of Directors (the “Board”) of the Company elected Mr. Jeffrey C. Bloomberg as a Director of the Company on June 12, 2009. Mr. Bloomberg has been elected to serve on the Board for a term ending on the date of the 2012 annual meeting of stockholders. On June 12, 2009, Mr. Frank J. Loverro tendered his resignation as a member of the Board. Mr. Loverro’s resignation was not caused by any disagreement with the Company on any matter related to the Company’s operations, policies or practices. With the resignation of Mr. Loverro, and the subsequent election of Mr. Bloomberg, the Board is now comprised of a majority of independent directors and, thus, has satisfied the applicable listing standards of the NASDAQ Stock Market.

Item 5.	Other Information
     See Note 11 (Subsequent Event) to the Company’s financial statements herein for information on the Company’s recent settlement agreement with ION Media Networks, Inc.

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

Date: August 5, 2009	By:	Robert A. Halmi, Jr
Robert A. Halmi, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	By:	William J. Aliber
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