Form 10-Q
period 2009-09-30
RHI Entertainment, Inc.
filed 2009-11-10
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 10, 2009 was 13,505,100.

RHI ENTERTAINMENT, INC.
INDEX

Part 1. Financial Information
RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(In thousands, except per share data)
ASSETS
Cash	$3,248	$22,373
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $6,190 and $11,933, respectively	107,822	180,125
Film production costs, net	789,404	780,122
Property and equipment, net	418	370
Prepaid and other assets, net	21,688	28,928
Intangible assets, net	1,395	2,264

Total assets	$923,975	$1,014,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$41,967	$51,477
Accrued film production costs	152,064	195,328
Debt	589,589	576,789
Deferred revenue	17,168	13,530

Total liabilities	800,788	837,124

Stockholders’ equity
Common stock, par value $0.01 per share;125,000 shares authorized and 13,505 shares issued and outstanding	$135	$135
Additional paid-in capital	150,435	149,609
Accumulated deficit	(74,262)	(36,195)
Accumulated other comprehensive loss	(5,228)	(11,387)

Total RHI Entertainment, Inc. stockholders’ equity	71,080	102,162
Non-controlling interest in consolidated entity	52,107	74,896

Total stockholders’ equity	123,187	177,058

Total liabilities and stockholders’ equity	$923,975	$1,014,182

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations

	(Successor)				(Predecessor)
	Three Months	Three Months	Nine Months	Period from	Period from
	Ended	Ended	Ended	June 23, 2008 to	January 1, 2008 to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	June 22, 2008
		(In thousands, except per share data)
Revenue
Production revenue	$2,576	$21,833	$14,408	$22,765	$6,602
Library revenue	6,932	31,693	30,786	33,182	66,643

Total revenue	9,508	53,526	45,194	55,947	73,245
Cost of sales (including film production cost impairment charges of $6,957 during the three and nine months ended September 30, 2009)	17,680	38,247	49,605	39,550	49,396

Gross (loss) profit	(8,172)	15,279	(4,411)	16,397	23,849
Other costs and expenses:
Selling, general and administrative	8,565	9,814	26,453	10,546	25,802
Amortization of intangible assets	270	314	869	350	671
Fees paid to related parties:
Management fees	—	—	—	—	287
Termination fee	—	—	—	6,000	—

(Loss) income from operations	(17,007)	5,151	(31,733)	(499)	(2,911)
Other (expense) income:
Interest expense, net	(12,446)	(9,855)	(32,513)	(10,674)	(21,559)
Interest income	1	17	5	20	34
Other income (expense), net	934	(1,001)	(713)	(934)	706

Loss before income taxes and non-controlling interest in loss of consolidated entity	(28,518)	(5,688)	(64,954)	(12,087)	(23,730)
Income tax (provision) benefit	(503)	(389)	(1,021)	(472)	1,518

Loss before non-controlling interest in loss of consolidated entity	(29,021)	(6,077)	(65,975)	(12,559)	(22,212)
Non-controlling interest in loss of consolidated entity	12,275	2,570	27,907	5,312	—

Net loss	$(16,746)	$(3,507)	$(38,068)	$(7,247)	$(22,212)

Loss per Share:
Basic	$(1.24)	$(0.26)	$(2.82)	$(0.54)	N/A
Diluted	$(1.24)	$(0.26)	$(2.82)	$(0.54)	N/A
Weighted Average Shares Outstanding:
Basic	13,505	13,500	13,505	13,500	N/A
Diluted	13,505	13,500	13,505	13,500	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	(Successor)		(Predecessor)
	Nine Months	Period from	Period from
	Ended	June 23, 2008 to	January 1, 2008 to
	September 30, 2009	September 30, 2008	June 22, 2008
		(In thousands)
Cash flows from operating activities
Net loss	$(38,068)	$(7,247)	$(22,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film production costs	31,920	34,308	43,579
Non-controlling interest in loss of consolidated entity	(27,907)	(5,312)	—
Amortization of interest rate swap value	7,003	—	—
Film production cost impairment charges	6,957	—	—
(Decrease) increase of accounts receivable reserves	(5,743)	1,498	4,370
Amortization of deferred debt financing cost	2,534	909	549
Deferred income taxes	2,284	(277)	(1,558)
Share-based compensation	1,431	528	926
Amortization of intangible assets	869	350	671
Realized loss on interest rate swaps	848	—	—
Depreciation and amortization of fixed assets	164	57	93
Amortization of debt discount	—	—	355
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	78,046	(23,576)	(4,694)
Decrease (increase) in prepaid and other assets	2,422	3,056	(2,457)
Additions to film production costs	(44,259)	(61,837)	(54,909)
(Decrease) increase in accounts payable and accrued liabilities	(10,588)	(2,336)	6,327
(Decrease) increase in accrued film production costs	(43,264)	25,889	(997)
Increase (decrease) in deferred revenue	3,638	3,416	(2,374)

Net cash used in operating activities	(31,713)	(30,574)	(32,331)

Cash flows from investing activities
Purchase of property and equipment	(212)	(77)	(81)

Net cash used in investing activities	(212)	(77)	(81)

Cash flows from financing activities
Sale of common stock	—	189,000	—
Payment of offering costs and fees	—	(15,016)	—
Borrowings from credit facilities	13,800	157,679	80,093
Repayments of credit facilities	(1,000)	(284,900)	(44,708)
Deferred debt financing costs	—	(4,626)	—
Second lien pre-payment penalty	—	(2,600)	—
Member capital contributions	—	—	29,135
Distribution to KRH	—	(35,700)	—

Net cash provided by financing activities	12,800	3,837	64,520

Net (decrease) increase in cash	(19,125)	(26,814)	32,108
Cash, beginning of period	22,373	33,515	1,407

Cash, end of period	$3,248	$6,701	$33,515

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,583	$12,418	$23,845
Cash paid for income taxes	1,183	424	1,968
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
     The Company has incurred net losses and has had negative cash flows from operations in each of the past three years and for the three and nine months ended September 30, 2009 and, at September 30, 2009, has an accumulated deficit of $74.3 million. The ability to meet debt and other obligations and to reduce the Company’s total debt depends on its future operating performance and on economic, financial, competitive and other factors. As of September 30, 2009, the Company had $3.2 million of cash compared to $22.4 million of cash at December 31, 2008. As of September 30, 2009, the Company had $7.0 million available under its revolving credit facility, net of an outstanding letter of credit, subject to the terms and conditions of that facility. The decrease in cash reflects production spending during the nine months ended September 30, 2009. Historically, the Company has financed its operations with funds from operations, capital contributions from our owners and the use of credit facilities.
     Management is continually reviewing its operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. The timing surrounding the commencement of production of movies and mini-series is the most significant item the Company can alter in terms of managing its resources. In addition to the seven films that were delivered during the nine months ended September 30, 2009, the Company has films in various stages of production and currently expects to deliver approximately 27 films in 2009. The Company’s production partners have financed a substantial portion of the cost for each 2009 film through the use of new or existing credit facilities of their own. In connection with these financings, the Company has consented to its production partners pledging as collateral the associated distribution contracts they have with RHI. Although a majority of the films are in production in the summer months so that they can be delivered late in the third quarter and during the fourth quarter, a portion of the funding for these films has been paid and, consistent with prior periods, a portion has been deferred to future periods to better match the cash inflows related to sales of this product. As such, the Company’s net production funding requirements for the balance of 2009 are not significant relative to the remaining film deliveries. If the Company’s production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, management may decide not to develop or produce that film. As a result, the number of films produced may be further reduced, which could have an adverse impact on the Company’s production revenue. In addition, given overall market conditions and recent sales activity, discussions are underway with certain of these project lenders about the timing of certain of these deferred production payments due in 2010. Depending on sales activity during the fourth quarter of 2009, certain of these payments may need to be extended beyond 2010.
     Each quarter the Company reviews ultimate revenues associated with its films. As discussed in note 6, this analysis resulted in a reduction of ultimate revenues and an impairment charge during the periods ended September 30, 2009. Given the seasonal nature of its business, management continues to review the ultimate revenue associated with its films in the fourth quarter. Any further reduction in the ultimate revenue of our films and/or an impairment of certain films in the library could result in additional net losses for the year ended December 31, 2009. Such losses and associated write-down of assets, if substantial, and/or an inability to meet its fourth quarter income projections could cause the Company to be in default of the Minimum Consolidated Tangible Net Worth covenant (Net Worth Covenant) contained in its First Lien Credit Agreement. While the Company is unable at this time to determine whether any such default will occur, the Company has begun discussions with its administrative agent and the other lenders in its bank syndicate to address this possibility. In the event of an imminent or actual default of the Net Worth Covenant, management cannot assure you that the Company and its lenders will reach an agreement on an appropriate accommodation, including a possible waiver and/or amendment of the Net Worth Covenant. If there is a default under the Net Worth Covenant and an amendment or waiver cannot be obtained, the Company would be in default under its First Lien Credit Agreement which would also cause a default under its Second Lien Credit Agreement if the loans under its First Lien Credit Agreement were accelerated. Management cannot give assurances that an accommodation can be obtained on satisfactory terms or at all. Any such accommodation, if reached, would likely result in alterations to the terms of the Company’s First Lien Credit Facility, including additional fees and a higher interest rate.

     Each year the Company commissions an independent valuation of its film library in accordance with the covenants in its credit agreements. This valuation, which is typically conducted in the first quarter of each year, includes a determination of the value of the non-contracted portion of the film library — i.e., the value of the rights that are not encumbered by any existing licenses and therefore are available for license to third parties. The Company’s First Lien Credit Agreement provides that the amount of money that the Company may borrow is a formula based on certain asset values, including the value of the non-contracted portion of the film library. This formula is called a “borrowing base.” In its borrowing base formula, the Company receives a library advance rate of 55%, meaning that 55% of the value of the non-contracted portion of the film library is included in the calculation of its borrowing base. It is possible that when this independent valuation is completed the non-contracted portion of the film library may be valued at a lower valuation than the valuation currently used in the Company’s borrowing base, which could potentially result in a reduction in the borrowing base, thereby restricting the Company’s ability to draw on its full First Lien Credit Facilities. The Company also needs to address an additional issue with the lenders concerning the borrowing base and the allowable level of certain receivables in the borrowing base calculation related to a major customer. Failure to favorably resolve this issue could result in an approximate $32 million reduction of the borrowing base as of December 31, 2009. The resolution of the issue regarding the borrowing base is important to maintain the full availability of the First Lien Credit Facilities. If the Company’s drawings under the revolving portion of its First Lien Credit Facility exceed the amount of the borrowing base, the Company would be required to make an immediate prepayment in the amount that its drawings exceed the borrowing base and, if the Company failed to do so, it would be in default under its First Lien Credit Agreement. While the Company at this time does not know the result of the independent valuation or its potential impact on the borrowing base, and the Company is likewise unable to determine at this time whether it can resolve the borrowing base issue noted above, management has begun discussions with its administrative agent and other lenders in its bank syndicate to address these matters. If an agreement cannot be reached, the Company would be unable to draw on its full borrowing capacity. There can be no assurance that an accommodation, if necessary, can be obtained on satisfactory terms or at all. Any such accommodation is likely to result in alterations to the terms of our First Lien and Second Lien Credit Facilities, including additional fees and a higher interest rate.
     As noted above, discussions are underway with certain of these project lenders concerning deferred production payments and the Company has had and will continue to have discussions with the lenders in its bank syndicate regarding at least two financial covenants. Although there can be no assurance as to the outcome, pending the favorable resolution of these matters, management believes that the cash on hand, available borrowings under our credit facility and projected cash flows from operations will be sufficient to satisfy the Company’s financial obligations through at least the next twelve months.
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
     The unaudited financial statements as of September 30, 2009 (Successor) and for the three months ended September 30, 2009 and 2008 (Successor), the nine months ended September 30, 2009 (Successor), the period from June 23, 2008 to September 30, 2008 (Successor) and the period from January 1, 2008 to June 22, 2008 (Predecessor) include, in the opinion of management, all adjustments consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation of the financial position and results of operations of the Company for these periods. Results for the aforementioned periods are not necessarily indicative of the results to be expected for the full year.
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
(b) Comprehensive Loss
     Comprehensive loss consists of net loss and other gains/losses (comprised of unrealized gains/losses associated with the Company’s interest rate swaps) affecting stockholders’ equity that, under U.S. generally accepted accounting principles, are excluded from net loss. Comprehensive loss for the three months ended September 30, 2009 and 2008 (Successor), the nine months ended September 30, 2009 (Successor), the period from June 23, 2008 to September 30, 2008 (Successor) and the period from January 1, 2008 to June 22, 2008 (Predecessor) were $(16.7) million, $(3.2) million, $(36.0) million, $(7.8) million, and $(21.0) million, respectively.
(c) Segment Information
     The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 28%, 46%, 29%, 46% and 24% of total revenue for the three months ended September 30, 2009 and 2008 (Successor), the nine months ended September 30, 2009 (Successor), the period from June 23, 2008 to September 30, 2008 (Successor) and the period from January 1, 2008 to June 22, 2008 (Predecessor), respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.

(d) New Accounting Pronouncements Adopted
     In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the Codification or ASC) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification as of July 1, 2009 and all subsequent filings will reference the Codification as the single source of authoritative literature.
     In September 2006, the FASB modified GAAP by establishing accounting and reporting standards regarding fair value measurements, which are included in FASB ASC 820. The standards define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. FASB ASC 820 refers to fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity does business. It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The new standards were effective for financial statements issued with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the effective date was deferred until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities. The company adopted the new standards effective January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have an impact on its consolidated financial statements.
     In November 2007, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on accounting for collaboration arrangements as discussed in FASB ASC 808. The consensus provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. The consensus was adopted by the company as of January 1, 2009 and had no impact on its consolidated financial statements.
     In December 2007, the FASB issued new standards for accounting and reporting on business combinations as discussed in FASB ASC 805. The new standards require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The new standards are effective for the company for business combinations for which the acquisition date is on or after January 1, 2009. The standards were adopted by the Company as of January 1, 2009 and had no impact on its consolidated financial statements.
     In December 2007, the FASB modified GAAP by establishing accounting and reporting standards for non-controlling (minority) interests as discussed in FASB ASC 810-10-65. The new standards were effective for fiscal years beginning after December 15, 2008. The new standards were applied prospectively; however, certain disclosure requirements require retrospective treatment. The new standards were adopted by the Company on January 1, 2009. As a result of the adoption, the company’s non-controlling interest is now classified as a separate component of equity, not as a liability as it was previously presented.
     In March 2008, the FASB issued new requirements for disclosures about derivative instruments and hedging activities as discussed in FASB ASC 815-10. The new requirements require companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. Entities shall select the format and the specifics of disclosures relating to their volume of derivative activity that are most relevant and practicable for their individual facts and circumstances. The new requirements expand the current disclosure framework and are effective prospectively for all periods beginning on or after November 15, 2008. The requirements were adopted by the Company as of January 1, 2009. See Note 7 for the required disclosures.
     In May 2009, the FASB issued new standards for accounting and reporting subsequent events as discussed in FASB ASC 855-10. The new standards address the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. They also set forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new standards also require companies to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The new standards are effective for interim and annual financial periods ending after June 15, 2009 and are to be applied prospectively. The Company adopted the standards as of April 1, 2009. Subsequent events have been evaluated through November 10, 2009, the date the financial statements were issued.
(4) Loss Per Share, Basic and Diluted
     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. Since the Company has a net loss for the periods presented, outstanding common stock options and restricted stock units are anti-dilutive. As of September 30, 2009, the Company has no potentially dilutive securities outstanding. The weighted average number of basic and diluted shares outstanding for the three and nine months ended September 30, 2009 (Successor) was 13,505,100.

(5) Non-Controlling Interest
     As discussed in Note 2, Basis of Presentation, RHI Inc. consolidates the financial results of Holdings II and its wholly-owned subsidiary, RHI LLC. The 42.3% minority interest of Holdings II (9,900,000 membership units) held by KRH is recorded as non-controlling interest in the consolidated entity, which results in an associated reduction in additional paid-in capital of RHI Inc. The non-controlling interest in the consolidated entity on the consolidated balance sheet was established in accordance with FASB ASC 974-810-30, “Treatment of Minority Interests in Certain Real Estate Investment Trusts” by multiplying the net equity of Holdings II (after reflecting the contributions of KRH and RHI Inc. and costs related to the offering and reorganization) by KRH’s percentage ownership in Holdings II. The non-controlling interest in loss of consolidated entity on the consolidated statement of operations represents the portion of Holdings II’s net loss attributable to KRH.
     The non-controlling interest associated with the initial investment by RHI Inc. in Holdings II and subsequent transactions are calculated as follows (in thousands):

Total Holdings II member’s equity as of June 22, 2008	$108,766
RHI Entertainment Inc. investment in Holdings II	173,984
Non-controlling interest associated with distribution to KRH	(34,972)

Total post-IPO Holdings II members’ equity	247,778
Non-controlling interest of KRH	42.3%

Initial allocation of non-controlling interest in consolidated entity	104,810
Non-controlling interest in share-based compensation	473
Non-controlling interest in unrealized loss on interest rate swaps	(3,853)

Non-controlling interest allocation for the period from June 23, 2008 to December 31, 2008	(3,380)
Non-controlling interest in loss of consolidated entity for the period from June 23, 2008 to December 31, 2008	(26,534)

Non-controlling interest in consolidated entity as of December 31, 2008	$74,896

Non-controlling interest in share-based compensation	605
Non-controlling interest in unrealized gain on interest rate swaps	1,551
Non-controlling interest in amortization of the fair market value of interest rate swaps de-designated as hedges	2,962

Non-controlling interest allocation for the nine months ended September 30, 2009	5,118
Non-controlling interest in loss of consolidated entity for the nine months ended September 30, 2009	(27,907)

Non-controlling interest in consolidated entity as of September 30, 2009	$52,107

(6) Film Production Costs, Net
     Film production costs are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Completed films	$1,015,847	$984,805
Crown Film Library	145,368	145,290
Films in process and development	22,676	18,012

	1,183,891	1,148,107
Accumulated amortization	(394,487)	(367,985)

	$789,404	$780,122

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	(Successor)				Predecessor
	Three Months	Three Months	Nine Months	Period from	Period from
	Ended	Ended	Ended	June 23, 2008 to	January 1, 2008 to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	June 22, 2008
			(In thousands)
Overhead costs capitalized	$2,434	$3,434	$7,219	$3,714	$6,775
Interest capitalized	194	165	451	191	313
Amortization of completed films	5,769	31,258	25,699	32,200	40,595
Amortization of Crown Film Library	193	981	804	1,072	2,608
     Quarterly, the Company assesses market conditions, sales data, pricing and other factors to determine if any changes have occurred that could cause a reduction in the expected ultimate revenue for its films. If the Company determines that the above noted factors indicate a potential reduction in ultimate revenues and/or film impairment, further analysis is performed. In light of continued weakness in market prices and sales volume, which was further confirmed at the MIPCOM sales conference in October, the ultimate revenue analysis completed by the Company as of September 30, 2009, resulted in a reduction of the ultimate revenues for certain films in its library. A reduction in the ultimate revenue associated with a film results in a higher rate of amortization over that film’s remaining accounting life and causes a reduction in that film’s prospective profit margin. The reduction in ultimate revenues resulted in an increase to our film cost amortization for the three and nine months ended September 30, 2009 of $0.4 million related to films for which revenue has been recognized during these periods. Additionally, the reduction in ultimate revenues resulted in a decrease in the fair value of certain films to an amount below their net book value. As a result, impairment charges were recorded for 30 films totaling $7.0 million during the three and nine months ended September 30, 2009 to reduce the net book value of those films to an amount approximating their fair value.
     Given the seasonal nature of its business, when the Company reviews the ultimate revenue associated with its films in the fourth quarter, it will benefit from additional data points, including current market conditions, library sales activity during the fourth quarter, the delivery of the remainder of its annual film slate and the results of the annual independent valuation of the Company’s film library. The Company expects to complete this work during the fourth quarter of 2009.
     Approximately 38% of completed film production costs have been amortized through September 30, 2009. The Company further anticipates that approximately 6% of completed film production costs will be amortized through September 30, 2010. The Company anticipates that approximately 34% of completed film production costs as of September 30, 2009 will be amortized over the next three years and that approximately 80% of film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 17 years and 3 months as of September 30, 2009.
(7) Debt
     Debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
First Lien Term Loan	$175,000	$175,000
Revolver	339,589	326,789
Second Lien Term Loan	75,000	75,000

	$589,589	$576,789

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
     The First Lien Term Loan amortizes in three installments of 10%, 20% and 70% on April 13, 2011, 2012 and 2013, respectively and bears interest at the Alternate Base Rate (ABR) or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The maturity date of the Revolver is April 13, 2013, and the Revolver bears interest at either the ABR or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The Second Lien Term Loan matures on June 23, 2015 and bears interest at ABR or LIBOR plus an applicable margin of 6.50% or 7.50% per annum, respectively.
     Interest payments for all loans are due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At September 30, 2009, the interest rates associated with the First Lien Term Loan, Revolver and Second Lien Term Loan were 2.25%, 2.42%, and 7.91%, respectively. At September 30, 2009, the Company had availability of $7.0 million under its revolver, net of $3.4 million of stand-by letters of credit outstanding.
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
     The Company was in compliance with all financial covenants as of September 30, 2009. Refer to “Management’s Discussion and
Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion concerning the Company’s liquidity and financial covenants.
Interest Rate Swaps
     The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The interest rate swaps held by the Company initially were designated as cash flow hedges and qualified for hedge accounting in accordance with the “Change in Variable Cash Flows Method” in FASB ASC 815-30-35. The critical terms of the interest rate swaps and hedged variable-rate debt coincided and cash flows due to the hedge exactly offset cash flows resulting from fluctuations in the variable rates.
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
     On April 21, 2009, the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments will be amortized as interest expense in the consolidated statement of operations during the period from April 21, 2009 through April 27, 2010, the maturity date of the original swaps. As of April 21, 2009, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss was $(16.1) million and $4.0 million and $7.0 million was amortized as interest expense during the three and nine months ended September 30, 2009, respectively. The difference in fair value of $(4.0) million between the original swaps and the amended swaps on the date of the amendment was immediately recognized as Other income (expense), net in the consolidated statement of operations.

     The amended interest rate swap agreements are with three counterparties and continue to cover $435.0 million of the Company’s credit facilities and provide for the exchange of variable rate payments for fixed rate payments. The variable rates are based on one month LIBOR and the weighted average fixed rate is 3.81%. The amended interest rate swaps terminate on April 27, 2010 ($90.3 million), June 27, 2011 ($39.6 million) and April 27, 2012 ($305.1 million). The amended interest rate swaps have not been designated as cash flow hedges and, therefore, changes to their fair value are recorded as Other income (expense), net in the consolidated statement of operations. For the three and nine months ended September 30, 2009, the change in fair value of the amended interest rate swaps recorded to Other income (expense), net was $0.5 million and $3.2 million, respectively. As of September 30, 2009, the fair market value of the interest rate swaps was approximately $(16.9) million, which is recorded in Accounts payable and accrued liabilities.
     The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.
(8) Related Party Transactions
     In 2006, the Company agreed to pay Kelso an annual management fee of $600,000 in connection with planning, strategy, oversight and support to management (financial advisory agreement). This management fee was paid on a quarterly basis. A total of $287,000 of this management fee was recorded as management fees paid to related parties in the unaudited consolidated statements of operations for the period from January 1, 2008 to June 22, 2008 (Predecessor). Concurrent with the closing of the IPO, the Company paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement.
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
(9) Share-based Compensation
     On February 9, 2009, the Company granted stock options and RSUs to its chief executive officer and its newly appointed Chairman of the Board of Directors (Chairman). The Company’s chief executive officer was granted 550,000 non-qualified stock options and 150,000 restricted stock units (RSUs). The Company’s Chairman was granted 350,000 non-qualified stock options and 350,000 RSUs. All stock options granted to both the Chairman and chief executive officer have an exercise price equal to $4.04 per share, the closing price per share of the Company’s common stock on February 9, 2009 (the date of grant) and expire 10 years from the date of grant. Subject to each recipient’s continued service with the Company, as of each applicable vesting date, 33 1 / 3 % of the stock options and RSU’s will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options and restricted stock units, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable (with respect to shares subject to stock options) or transferable (with respect to shares subject to RSUs) immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $14.00 stock price performance hurdle. The stock options and RSUs provide for accelerated vesting if there is a change in control (as defined in the RSU and stock option agreements). The RSUs were valued at $4.04 per share based on the closing price of the Company’s stock on the date of grant. The stock options granted were valued using a Monte Carlo simulation model and have grant date fair values associated with each vesting tranche ranging from $2.05 — $2.45 per share.
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
     On June 12, 2009, the Company granted stock options and RSU’s to Jeffrey C. Bloomberg, its newly appointed member of the board of directors, and certain other newly hired employees. A total of 31,000 non-qualified stock options and 31,000 RSUs were granted. All stock options granted have an exercise price of $3.16, the closing price per share of the Company’s common stock on June 12, 2009 (the date of grant) and expire 10 years from the date of grant. The stock options and RSU’s granted to Mr. Bloomberg vest on the first anniversary of the grant date while the stock options and RSU’s granted to the employees vest in one-third increments on the anniversary of the grant date in each of the three years following the grant. The stock options and RSUs provide for accelerated vesting if there is a change in control (as defined in the RSU and stock option agreements). The RSUs were valued at $3.16 per share based on the closing price of the Company’s stock on the date of grant. The stock options granted were valued using a Black-Scholes option pricing model and have a grant date fair value of $1.37 per share.
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
Putative Shareholder Class Action Lawsuit
     On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering that contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement overstated the number of made-for-television (MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously.
ION Settlement
     On July 15, 2009, RHI Entertainment Distribution, LLC entered into a settlement agreement and release (the Settlement Agreement) to resolve a dispute with one of the Company’s distribution partners, ION Media Networks, Inc. (ION), in connection with a lawsuit filed against the Company on June 8, 2009. The lawsuit was filed in the United States Bankruptcy Court for the Southern District of New York (the Court) and alleged that the Company breached the license agreement dated June 29, 2007, as amended on December 1, 2007 (the License Agreement), pursuant to which the Company licensed to ION certain programming for broadcast on ION’s television network, and ION provided to RHI Entertainment Distribution the exclusive right to air such programming during certain time periods and to receive the revenue from the sale of all but two minutes of advertising inventory per broadcast hour during which the Company’s programming aired.
     The Settlement Agreement became effective on August 10, 2009 (the Effective Date), which was two business days after it was approved by the Court. In connection with the Settlement Agreement, the Company made a one-time payment of $2.5 million to ION on August 10, 2009 (the Settlement Payment). Under the Settlement Agreement, once the Settlement Payment was made to ION, the License Agreement terminated and neither party has any further obligations to the other under such License Agreement. Under the Settlement Agreement the parties released each other from any claims under the License Agreement and ION dismissed its lawsuit against the Company.
     The Settlement Payment represents the net amounts owed to ION by the Company associated with the Company’s final $3.5 million minimum guarantee payment and $3.3 million of minimum advertising spending commitments net of $4.3 million owed by ION to the Company related to the Company’s June 30, 2009 accounts receivable balance associated with advertising sales of the Company’s programming on ION. A net gain of approximately $1.0 million was recorded for the three and nine months ended September 30, 2009, resulting from the settlement of any assets and liabilities related to the License.

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
Results of operations
Three months ended September 30, 2009 compared to the three months ended September 30, 2008
     The results of operations for the three months ended September 30, 2009 and 2008 are summarized as follows:

	Three months ended September 30,
			Increase/
	2009	2008	(Decrease)
Revenue
Production revenue	$2,576	$21,833	$(19,257)
Library revenue	6,932	31,693	(24,761)

Total revenue	9,508	53,526	(44,018)
Cost of sales (including film production cost impairment charges of $6,957 for three months ended September 30, 2009)	17,680	38,247	(20,567)

Gross (loss) profit	(8,172)	15,279	(23,451)
Other costs and expenses:
Selling, general and administrative	8,565	9,814	(1,249)
Amortization of intangible assets	270	314	(44)

(Loss) income from operations	(17,007)	5,151	(22,158)
Other (expense) income:
Interest expense, net	(12,446)	(9,855)	(2,591)
Interest income	1	17	(16)
Other income (expense), net	934	(1,001)	1,935

Loss before income taxes and non-controlling interest in loss of consolidated entity	(28,518)	(5,688)	(22,830)
Income tax provision	(503)	(389)	(114)

Loss before non-controlling interest in loss of consolidated entity	(29,021)	(6,077)	(22,944)
Non-controlling interest in loss of consolidated entity	12,275	2,570	9,705

Net loss	$(16,746)	$(3,507)	$(13,239)

Basic and diluted loss per share.	$(1.24)	$(0.26)	$(0.98)

Revenue, cost of sales and gross profit

	Three Months Ended September 30,
	2009		2008
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)
Production revenue	$2,576	27%	$21,833	41%	$(19,257)	(88)%
Library revenue	6,932	73%	31,693	59%	(24,761)	(78)%

Total revenue	9,508	100%	53,526	100%	(44,018)	(82)%
Cost of sales (including film production cost impairment charges of $6,957 for the three months ended September 30, 2009)	17,680	186%	38,247	71%	(20,567)	(54)%

Gross (loss) profit	$(8,172)	(86)%	$15,279	29%	$(23,451)	(153)%

     Total revenue decreased $44.0 million, or 82%, to $9.5 million during the three months ended September 30, 2009 from $53.5 million during the same period in 2008.
     Production revenue decreased $19.3 million to $2.6 million in the three months ended September 30, 2009, compared to $21.8 million during the same period in 2008. The decrease in production revenue was due to the delivery of fewer films during the three months ended September 30, 2009 compared to the same period in 2009. In the three months ended September 30, 2009, one original MFT movie was delivered, while five MFT movies and two mini-series were delivered during the three months ended September 30, 2008. The reduction in the total number of films delivered in the three months ended September 30, 2009, compared to the same period in 2008, reflects overall weak market conditions and the on-going softness in the worldwide advertising market. We currently expect to deliver approximately 27 films in 2009, meaning that we expect to deliver approximately 20 films in the fourth quarter of 2009. We delivered 35 films in 2008.
     Library revenue decreased $24.8 million, or 78%, to $6.9 million in the three months ended September 30, 2009 from $31.7 million during the comparable period in 2008. Library revenue continues to be negatively impacted by the slow-down in sales activity resulting from weak market conditions that began in the fourth quarter of 2008. While market conditions have improved, there is continued pressure on pricing and volume, which was further confirmed at the MIPCOM sales conference in October. In addition, we have experienced unanticipated delays in completing some transactions for library product. As a result, when compared to the prior year, a higher percentage of 2009’s library sales activity is expected to fall into the fourth quarter. Library revenue is recognized based upon when the window for a particular film becomes open and available for a licensee to air. As a result, sales agreements completed in one quarter often are not recognized as revenue until subsequent quarters.
     Approximately $20.4 million of the decrease in library revenue is attributable to one customer, to whom we continue to license product, who had significant licenses with windows opening during the three months ended September 30, 2008 as compared to the same period in 2009. Also contributing to the decrease was a $3.1 million reduction in revenue related to the distribution of programming on ION during the three months ended September 30, 2009, compared to the same period in the prior year as a result of the termination of our agreement with ION as discussed in footnote 10 of our unaudited condensed consolidated financial statements.
     Cost of sales decreased $20.6 million to $17.7 million during the three months ended September 30, 2009 from $38.2 million during the same period in 2008. Cost of sales as a percentage of revenue increased to 186% during the three months ended September 30, 2009 from 71% during the same period in 2008. Cost of sales is comprised of film cost amortization, film production cost impairment charges, certain distribution expenses and, through June 30, 2009, amortization of minimum guarantee payments made to ION. The decrease in gross profit during the three months ended September 30, 2009 compared to the same period in the prior year is primarily due to the lower revenue recognized in the three months ended September 30, 2009 and the fact that the distribution expenses do not directly correlate to the recognized revenue. Additionally, film production cost impairment charges of $7.0 million were recorded during the three months ended September 30, 2009 (see discussion below). No film production cost impairment charges were recorded during the same period in 2008. Film cost amortization (excluding film production cost impairment charges and a one-time charge related to the termination of the ION agreement) as a percentage of revenue increased slightly to 63% during the three months ended September 30, 2009 compared 62% during the same period in 2008.
     As the result of our quarterly ultimate revenue analysis and in light of continued weakness in market prices and sales volume, we reduced the ultimate revenues for certain films in our library. The reduction in ultimate revenues resulted in an increase to our film cost amortization for the three months ended September 30, 2009 of $0.4 million. The reduction in ultimate revenues resulted in a decrease in the fair value of certain films to an amount below their net book value. Impairment charges were recorded totaling $7.0 million during the three months ended September 30, 2009 to reduce the net book value of those films to an amount approximating their fair value. As a result of current market conditions and the reduction in ultimate revenues, we also anticipate that film cost amortization as a percentage of revenue for both library films and new production will be higher in future periods than those experienced in recent years.
Other costs and expenses

	Three Months Ended
	September 30,		$ Increase/	%Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Selling, general and administrative	$8,565	$9,814	$(1,249)	(13)%
Amortization of intangible assets	270	314	(44)	(14)%
     Selling, general and administrative expenses decreased $1.2 million to $8.6 million in the three months ended September 30, 2009, from $9.8 million in the same period in 2008. The decrease of 13% is primarily due to less expense associated with the marketing and promotion of our programming on ION. During the three months ended September 30, 2008, we incurred approximately $0.8 million of costs associated with the marketing and promotion of our programming on ION compared to credits of $0.6 million during the three months ended September 30, 2009 due to the reversal of certain accrued liabilities resulting from the Settlement Agreement discussed in footnote 10 to our unaudited condensed consolidated financial statements. Also contributing to the decrease in selling, general and administrative costs are the benefits from our fourth quarter 2008 decision to reduce our overhead costs. These decreases were partially offset by severance costs incurred during the three months ended September 30, 2009.
Interest expense, net
     Interest expense, net increased $2.6 million to $12.4 million for the three months ended September 30, 2009 from $9.9 million during the comparable period in 2008. The increase in interest expense is primarily due to amortization of the fair market value of the interest rate swaps de-designated as hedges. As discussed in footnote 7 of our unaudited condensed consolidated financial statements, on April 21, 2009, the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments is being amortized as interest expense for the period of April 21, 2009 through April 27, 2010, which is the maturity date of the original swaps. For the three months ended September 30, 2009, the amortization of the fair value of the amended interest rate swaps was $4.0 million. Also contributing to the increase in interest expense was additional interest expense of $1.5 million associated with the net settlement of our current interest rate swaps and an increase in weighted average debt outstanding for the three months ended September 30, 2009, compared to the same period in the prior year. During the three months ended September 30, 2009, we had an average debt balance of $586.6 million compared to $560.6 million during the comparable period of 2008. Partially offsetting these increases was a reduction in weighted average interest rates during the three months ended September 30, 2009 as compared to the same period of 2008 resulting from the reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the three months ended September 30, 2009 was 3.1%, compared to 5.4% during the comparable period of 2008.
Other income (expense), net
     For the three months ended September 30, 2009, Other income (expense), net represents the change in fair value of our interest rate swaps subsequent to the amendment and de-designation of our interest rate swaps as cash flow hedges and realized foreign currency gains resulting from the settlement of customer accounts denominated in foreign currencies. The change in the fair market value of our interest rate swaps resulted in a gain of $0.5 million for the three months ended September 30, 2009. Foreign currency gains for the same period amounted to $0.4 million. Other income (expense), net for the three months ended September 30, 2008 primarily represents foreign exchange losses of $1.0 million.
Income tax provision
     The income tax provision for the three months ended September 30, 2009 and 2008 is primarily related to foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss generated by RHI Inc.
Net loss
     The net loss for the three months ended September 30, 2009 was $(16.7) million, compared to $(3.5) million for the three months ended September 30, 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
     The results of operations for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined (1)	Successor
			Nine Months	Nine Months
	Period from	Period from	Ended	Ended
	June 23, 2008 to	January 1, 2008	September 30,	September 30,	Increase/
	September 30, 2008	to June 22, 2008	2008	2009	(Decrease)
Revenue
Production revenue	$22,765	$6,602	$29,367	$14,408	$(14,959)
Library revenue	33,182	66,643	99,825	30,786	(69,039)

Total revenue	55,947	73,245	129,192	45,194	(83,998)
Cost of sales (including film production cost impairment charges of $6,957 during the nine months ended September 30, 2009)	39,550	49,396	88,946	49,605	(39,341)

Gross profit (loss)	16,397	23,849	40,246	(4,411)	(44,657)
Other costs and expenses:
Selling, general and administrative	10,546	25,802	36,348	26,453	(9,895)
Amortization of intangible assets	350	671	1,021	869	(152)
Fees paid to related parties:
Management fees	—	287	287	—	(287)
Termination fee	6,000	—	6,000	—	(6,000)

Loss from operations	(499)	(2,911)	(3,410)	(31,733)	(28,323)
Other (expense) income:
Interest expense, net	(10,674)	(21,559)	(32,233)	(32,513)	(280)
Interest income	20	34	54	5	(49)
Other income (expense), net	(934)	706	(228)	(713)	(485)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(12,087)	(23,730)	(35,817)	(64,954)	(29,137)
Income tax (provision) benefit	(472)	1,518	1,046	(1,021)	(2,067)

Loss before non-controlling interest in loss of consolidated entity	(12,559)	(22,212)	(34,771)	(65,975)	(31,204)
Non-controlling interest in loss of consolidated entity	5,312	—	5,312	27,907	22,595

Net loss	$(7,247)	$(22,212)	$(29,459)	$(38,068)	$(8,609)

Basic and diluted loss per share.	$(0.54)	N/A	N/A	$(2.82)	N/A

(1)	Represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods. These combined results form the basis for the ensuing discussion of the results of our operations.

Revenue, cost of sales and gross profit

	Nine Months Ended September 30,
	2009		2008
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)
Production revenue	$14,408	32%	$29,367	23%	$(14,959)	(51)%
Library revenue	30,786	68%	99,825	77%	(69,039)	(69)%

Total revenue	45,194	100%	129,192	100%	(83,998)	(65)%
Cost of sales (including film production cost impairment charges of $6,957 during the nine months ended September 30, 2009)	49,605	110%	88,946	69%	(39,341)	(44)%

Gross (loss) profit	$(4,411)	(10)%	$40,246	31%	$(44,657)	(111)%

     Total revenue decreased $84.0 million, or 65%, to $45.2 million during the nine months ended September 30, 2009 from $129.2 million during the same period in 2008.
     Production revenue decreased $15.0 million to $14.4 million in the nine months ended September 30, 2009, compared to $29.4 million during the same period in 2008. In the nine months ended September 30, 2009, five original MFT movies and two original mini-series were delivered, while 14 original MFT movies and two original mini-series were delivered during the nine months ended September 30, 2008. While the decrease in production revenue was partly due to the delivery of fewer films, the primary reason for the decrease was lower license fees recognized on the two mini-series delivered during the nine months ended September 30, 2009, compared to the two mini-series delivered during the same period in 2008. Initial license fees were recognized on all five of the MFT movies delivered in the nine months ended September 30, 2009, compared to six of the 14 MFT movies delivered in the nine months ended September 30, 2008. The other eight films delivered during the nine months ended September 30, 2008 premiered on video-on-demand prior to the initial broadcast term. While the short video-on-demand windows earn royalty-based revenue, they delay the opening of the domestic initial license window and, therefore, the recognition of revenue associated with domestic initial license fees occurs later. The reduction in the total number of films delivered in the nine months ended September 30, 2009, compared to the same period in 2008, reflects overall weak market conditions and the on-going softness in the worldwide advertising market. We currently expect to deliver approximately 27 films in 2009, meaning that we expect to deliver approximately 20 films in the fourth quarter of 2009. We delivered 35 films in 2008.
     Library revenue decreased $69.0 million, or 69%, to $30.8 million in the nine months ended September 30, 2009 from $99.8 million during the comparable period in 2008. Library revenue continues to be negatively impacted by the slow-down in sales activity resulting from weak market conditions that began in the fourth quarter of 2008. While market conditions have improved, there is continued pressure on pricing and volume. In addition, we have experienced unanticipated delays in completing some transactions for library product. As a result, when compared to the prior year, a higher percentage of 2009’s library sales activity is expected to fall into the fourth quarter. Approximately $54.0 million of the decrease is attributable to one customer who had significant licenses with windows opening during the nine months ended September 30, 2008 as compared to the same period in 2009. Also contributing to the decrease was a $6.2 million reduction in revenue related to the distribution of programming on ION during the nine months ended September 30, 2009 compared to the same period in the prior year. This decrease is the result of the termination of our agreement with ION effective as of June 30, 2009 as well as a weaker advertising market.
     Cost of sales decreased $39.3 million to $49.6 million during the nine months ended September 30, 2009 from $88.9 million during the same period in 2008. Cost of sales as a percentage of revenue increased to 110% during the nine months ended September 30, 2009 from 69% during the same period in 2008. Cost of sales is comprised of film cost amortization, film cost impairment charges, certain distribution expenses and, through June 30, 2009, amortization of minimum guarantee payments made to ION. The decrease in gross profit during the nine months ended September 30, 2009 compared to the same period in the prior year is due to the lower revenue recognized in the nine months ended September 30, 2009 and the fact that the distribution expenses and ION minimum guarantee expense do not directly correlate to the recognized revenue. Additionally, film production cost impairment charges of $7.0 million were recorded during the nine months ended September 30, 2009 (see discussion below). No film production cost impairment charges were recorded during the same period of 2008. Film cost amortization (excluding film production cost impairment charges and a one-time charge related to the termination of the ION agreement) as a percentage of revenue increased slightly to 62% during the nine months ended September 30, 2009 compared to 60% during the same period in 2008.

     As the result of our quarterly ultimate revenue analysis and in light of continued weakness in market prices and sales volume, we reduced the ultimate revenues for certain films in our library. The reduction in ultimate revenues resulted in an increase to our film cost amortization for the nine months ended September 30, 2009 of $0.4 million. The reduction in ultimate revenues resulted in a decrease in the fair value of certain films to an amount below their net book value. Impairment charges were recorded totaling $7.0 million during the nine months ended September 30, 2009 to reduce the net book value of those films to an amount approximating their fair value. As a result of current market conditions and the reduction in ultimate revenues, we also anticipate that film cost amortization as a percentage of revenue for both library films and new production will be higher in future periods than those experienced in recent years.
     Other cost of sales were higher during the nine months ended September 30, 2009 as compared to the same period of 2008 due to approximately $3.4 million credit recorded in the nine months ended September 30, 2008 as a result of the reduction of certain participation accruals. No similar credit was recorded in the nine months ended September 30, 2009.
Other costs and expenses

	Nine Months Ended
	September 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
		(Dollars in thousands)
Selling, general and administrative	$26,453	$36,348	$(9,895)	(27)%
Amortization of intangible assets	869	1,021	(152)	(15)%
Fees to related parties	—	6,287	(6,287)	(100)%
     Selling, general and administrative expenses decreased $9.9 million to $26.5 million in the nine months ended September 30, 2009, from $36.3 million in the same period in 2008. The decrease of 27% is primarily due to the collection of approximately $2.8 million of accounts receivable from Tele-Munchen in 2009, which was previously reserved for during the nine months ended September 30, 2008. Additionally, during the nine months ended September 30, 2008, we incurred approximately $2.8 million more in costs related to the marketing and promotion of our programming on ION and $1.0 million more in costs associated with severance agreements compared to the same period of 2009. These decreases were offset by additional costs incurred in connection with operating as a publicly traded company as well as professional fees which were not incurred during the nine months ended September 30, 2008. While the company has begun to experience cash savings from our 2008 decision to reduce overhead costs, the savings are not reflected in our selling, general and administrative expenses because a significant portion of the savings related to overhead costs that were capitalized and allocated to our films in the prior year.
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
Interest expense, net
     Interest expense, net increased $0.3 million to $32.5 million for the nine months ended September 30, 2009 from $32.2 million during the comparable period in 2008. The increase in interest expense is primarily due to amortization of the fair market value of the interest rate swaps de-designated as hedges. As discussed in footnote 7 of our unaudited condensed consolidated financial statements, on April 21, 2009, the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments is being amortized as interest expense for the period of April 21, 2009 through April 27, 2010, which is the maturity date of the original swaps. For the nine months ended September 30, 2009, the amortization of the fair value of the amended interest rate swaps was $7.0 million. In addition, interest expense associated with the net settlement of our interest rate swaps increased $4.1 million and amortization of deferred debt costs increased $1.1 million during the nine months ended September 30, 2009 compared to the same period in the prior year. Partially offsetting the effects of the accounting for our interest rate swaps and deferred debts costs was a reduction in weighted average interest rates during the nine months ended September 30, 2009 as compared to the same period of 2008 resulting from the reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the nine months ended September 30, 2009 was 3.7%, compared to 5.8% during the comparable period of 2008. In addition, weighted average debt balances outstanding during the nine months ended September 30, 2009 decreased compared to 2008. During the nine months ended September 30, 2009, we had an average debt balance of $580.9 million compared to $633.1 million during the comparable period of 2008.

Other income (expense), net
     For the nine months ended September 30, 2009, Other income (expense), net represents the change in fair value of our interest rate swaps subsequent to the amendment and de-designation of our interest rate swaps as cash flow hedges and realized foreign currency gains resulting from the settlement of customer accounts denominated in foreign currencies. The change in the fair market value of our interest rate swaps resulted in a loss of $0.8 million for the nine months ended September 30, 2009. Other income (expense), net for the nine months ended September 30, 2008 primarily represents foreign exchange losses of $0.2 million.
Income tax (provision) benefit
     The income tax provision for the nine month period ended September 30, 2009 is primarily related to foreign taxes related to license fees from customers located outside the United States. The benefit in the prior year resulted from taxable losses associated with our corporate subsidiary offset by foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss generated by RHI Inc.
Net loss
     The net loss for the nine months ended September 30, 2009 was $(38.1) million, compared to $(29.5) million for the nine months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 is not comparable to the net loss for the nine months ended September 30, 2008, as the pre-IPO period from January 1, 2008 to June 22, 2008 does not include any adjustment for non-controlling interest in loss of consolidated entity.
Liquidity and capital resources
     Our credit facilities currently include: (i) two first lien facilities, a $175.0 million term loan and a $350.0 million revolving credit facility; and (ii) a $75.0 million senior second lien term loan. As of September 30, 2009, all of our debt was variable rate and totaled $589.6 million outstanding. To manage the related interest rate risk, we have entered into interest rate swap agreements. As of September 30, 2009, we had floating to fixed interest rate swaps outstanding in the notional amount of $435.0 million, effectively converting that amount of debt from variable rate to fixed rate. The interest rate swaps were amended in April 2009 (refer to footnote 7 of our unaudited condensed consolidated financial statements) which will result in cash interest savings through April 2010. As of September 30, 2009, we had $3.2 million of cash compared to $22.4 million of cash at December 31, 2008. As of September 30, 2009, we had $7.0 million available under our revolving credit facility, net of an outstanding letter of credit, subject to the terms and conditions of that facility. The decrease in cash reflects our production spending during the nine months ended September 30, 2009. Historically, we have financed our operations with funds from operations, capital contributions from our owners and the use of credit facilities. Additionally, from time-to-time, we may seek additional capital through the incurrence of debt, the issuance of equity or other financing alternatives.
     Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of capitalized interest and includes amortization of debt issuance costs and amortization of the fair market value of the interest rate swaps de-designated as hedges, totaled $32.5 million for the nine months ended September 30, 2009. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes.
     Management is continually reviewing its operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. The timing surrounding the commencement of production of movies and mini-series is the most significant item we can alter in terms of managing our resources. In addition to the seven films we delivered during the nine months ended September 30, 2009, we have films in various stages of production and currently expect to deliver approximately 27 films in 2009. Our production partners have financed a substantial portion of the cost for each 2009 film through the use of new or existing credit facilities of their own. In connection with these financings, we have consented to our production partners pledging as collateral the associated distribution contracts they have with RHI. Although a majority of our films are in production in the summer months so that they can be delivered late in the third quarter and during the fourth quarter, a portion of the funding for these films has been paid and, consistent with prior periods, a portion has been deferred to future periods to better match the cash inflows related to sales of this product. As such, our net production funding requirements for the balance of 2009 are not significant relative to the remaining film deliveries. To the extent funding for a production has not been paid, an accrual for the remaining funding is recorded as Accrued film production costs in our balance sheet. If our production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, we may decide not to develop or produce that film. As a result, the number of films we produce may be further reduced, which could have an adverse impact on our production revenue. Reflecting this as well as continued soft market conditions, we currently expect to deliver approximately 27 films in 2009, down from earlier expectations of 30-35 films. In addition, given overall market conditions and recent sales activity, discussions are underway with certain of these project lenders about the timing of certain of these deferred production payments due in 2010. Depending on sales activity during the fourth quarter of 2009, certain of these payments may need to be extended beyond 2010. See “Risk Factors — Risks related to our business — Our focus on managing our resources in the most efficient manner may result in a reduction in our production slate” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009.
     In general, we expect that the revenue for a film over its ultimate period (generally 10 years) will significantly exceed the cost of that film. Quarterly, we assess market conditions, sales data, pricing and other factors to determine if any changes have occurred that could cause a reduction in that expected ultimate revenue for its films. If management determines that the above-noted factors indicate a potential reduction in ultimate revenues and/or a film impairment, further analysis is performed. In light of continued weakness in market prices and sales volume, which was further confirmed at the MIPCOM sales conference in October, the ultimate analysis completed as of September 30, 2009 resulted in a reduction of the ultimate revenues for certain films in our library. A reduction in the ultimate revenue associated with a particular film results in a higher rate of amortization over the film’s remaining accounting life and causes a reduction in the film’s prospective profit margin For the three and nine months ended September 30, 2009, the reduction in ultimate revenues from our review resulted in an increase to our film cost amortization of $0.4 million. Additionally, the reduction in ultimate revenues resulted in a decrease in the fair value of certain films to an amount below their net book value. As a result, impairment charges were recorded for 30 films totaling $7.0 million during the three and nine months ended September 30, 2009 to reduce the net book value for those films to an amount approximating their fair value.
     Given the seasonal nature of our business, management continues to review the ultimate revenue associated with our films in the fourth quarter. This analysis benefits from additional data points, including current market conditions, library sales activity during the fourth quarter, the delivery of the remainder of our annual film slate and the results of the annual independent valuation of our film library (see below). The Company expects to complete this work during the fourth quarter of 2009. Any further reduction in the ultimate revenue of our films and/or an impairment of certain films in the library could result in additional net losses for the year ended December 31, 2009. Such losses and associated write-down of assets, if substantial, and/or an inability to meet our fourth quarter income projections could cause the Company to be in default of the Minimum Consolidated Tangible Net Worth covenant (“Net Worth Covenant”) contained in its First Lien Credit Agreement. While the Company is unable at this time to determine whether any such default will occur, the Company has begun discussions with its administrative agent and other lenders in its bank syndicate to address this possibility. In the event of an imminent or actual default of the Net Worth Covenant, we cannot assure you that the Company and its lenders will reach an agreement on an appropriate accommodation, including a possible waiver and/or amendment of the Net Worth Covenant. If there is a default under the Net Worth Covenant and an amendment or waiver cannot be obtained, the Company would be in default under its First Lien Credit Agreement which would also cause a default under its Second Lien Credit Agreement if the loans under its First Lien Credit Agreement were accelerated. We cannot give assurances that an accommodation can be obtained on satisfactory terms or at all. Any such accommodation, if reached, would likely result in alterations to the terms of our First Lien Credit Facility, including additional fees and a higher interest rate.
     Each year, the Company commissions an independent valuation of its film library in accordance with the covenants in its credit agreements. This valuation, which is typically conducted in the first quarter of each year, includes a determination of the value of the non-contracted portion of the film library — i.e., the value of the rights that are not encumbered by any existing licenses and therefore are available for license to third parties. Our First Lien Credit Agreement provides that the amount of money that the Company may borrow is a formula based on certain asset values, including the value of the non-contracted portion of the film library. This formula is called a “borrowing base.” In its borrowing base formula, the Company receives a library advance rate of 55%, meaning that 55% of the value of the non-contracted portion of the film library is included in the calculation of its borrowing base. It is possible that when this independent valuation is completed, the non-contracted portion of the film library may be valued at a lower valuation than the valuation currently used in the Company’s borrowing base, which could potentially result in a reduction in the borrowing base, thereby restricting the Company’s ability to draw on its full First Lien Credit Facilities. In addition, the Company needs to address an issue with the lenders concerning the borrowing base and the allowable level of certain receivables in the borrowing base calculation related to a major customer. Failure to favorably resolve this issue could result in an approximate $32 million reduction of the borrowing base as of December 31, 2009. The resolution of the issue regarding the borrowing base is important to maintain the full availability of the First Lien Credit Facilities. If our drawings under the revolving portion of our First Lien Credit Facility exceed the amount of the borrowing base, the Company would be required to make an immediate prepayment in the amount our drawings exceed the borrowing base and, if the Company failed to do so, it would be in default under its First Lien Credit Agreement. While the Company at this time does not know the result of the independent valuation or its potential impact on the borrowing base, and the Company is likewise unable to determine at this time whether it can resolve the borrowing base issue noted above, the Company has begun discussions with its administrative agent and other lenders in its bank syndicate to address these matters. If an agreement cannot be reached, the Company would be unable to draw on its full borrowing capacity. There can be no assurance that an accommodation, if necessary, can be obtained on satisfactory terms or at all. Any such accommodation is likely to result in alterations to the terms of our First Lien and Second Lien Credit Facilities, including additional fees and a higher interest rate.
     As noted above, discussions are underway with certain of these project lenders concerning deferred production payments and the Company has had and will continue to have discussions with the lenders in its bank syndicate regarding at least two financial covenants. Although there can be no assurance as to the outcome, pending the favorable resolution of these matters, management believes that the cash on hand, available borrowings under our credit facility and projected cash flows from operations will be sufficient to satisfy the Company’s financial obligations through at least the next twelve months. See “Risk Factors — Risks related to our business — Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our existing senior secured credit facilities” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009.
     The chart below shows our cash flows for the nine months ended September 30, 2009 and 2008.

	(a)	(b)	(a) + (b)
	Successor	Predecessor	Combined	Successor
	Period from	Period from	Nine Months	Nine Months
	June 23, 2008	January 1,	Ended	Ended
	to September 30,	2008 to June 22,	September 30,	September 30,
	2008	2008	2008	2009
	(Dollars in thousands)
Net cash used in operating activities	$(30,574)	$(32,331)	$(62,905)	$(31,713)
Net cash used in investing activities	(77)	(81)	(158)	(212)
Net cash provided by financing activities	3,837	64,520	68,357	12,800
Cash (end of period)	6,701	33,515	6,701	3,248
Operating activities
     Cash used in operating activities in the nine months ended September 30, 2009 was $31.7 million, as compared to $62.9 million for the comparable period in 2008. Operating cash flows reflect spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. The $31.2 million improvement in operating cash flows was primarily the result of a $23.4 million increase in receipts from the film library, a $3.7 million reduction in interest paid and a $4.1 million decrease in payments related to selling, general and administrative expense.
Investing activities
     During the nine months ended September 30, 2009 and 2008, we used $212,000 and $158,000, respectively, in investing activities, reflecting the purchase of property and equipment.
Financing activities
     During the nine months ended September 30, 2009, there was $12.8 million of cash provided by financing activities due to borrowings under our credit facilities (net of repayments of $1.0 million), principally to fund our operations.
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

Contractual obligations
     The following table sets forth our contractual obligations as of September 30, 2009:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Off balance sheet arrangements:
Operating lease commitments (1)	$35,155	$3,762	$7,261	$6,981	$17,151
Purchase obligations (2)	41,931	39,046	2,885	—	—

	77,086	42,808	10,146	6,981	17,151

Contractual obligations reflected on the balance sheet:
Debt obligations (3)	589,589	—	52,500	462,089	75,000
Accrued film production costs (4)	49,883	49,596	287	—	—
Other contractual obligations (5)	10,597	6,597	2,000	2,000	—

	650,069	56,193	54,787	464,089	75,000

Total contractual obligations (6)	$727,155	$99,001	$64,933	$471,070	$92,151

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office (primarily New York City headquarters) and storage space.

(2)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(3)	Debt obligations exclude interest payments and include future principal payments due on our bank debt (see Note 7).

(4)	Accrued film production costs represent contractual amounts payable for the completed films as well as costs incurred for the buy out of certain participations.

(5)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.

(6)	Excluded from the table are $1.6 million of unrecognized tax obligations associated with FIN 48 for which the timing of payment is not estimable.
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

     In June 2009, the FASB issued SFAS No. 167, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” which removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS No. 167 is effective as of January 1, 2010 and the Company does not anticipate SFAS No. 167 to have a material impact to the company’s consolidated financial statements.
     In August, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” or ASU 2009-05. ASU 2009-05 allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The update is effective for interim and annual periods beginning after August 27, 2009. The Company does not anticipate the adoption of the update to have a material impact on the financial statements.
     For a description of recent accounting pronouncements adopted, see Note 3 — Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures about Risk
Interest rate risk
     We are subject to market risks resulting from fluctuations in interest rates as our credit facilities are variable rate credit facilities. To manage the related risk, we enter into interest rate swap agreements. As of September 30, 2009, we have swaps outstanding that total $435.0 million, effectively converting that portion of debt from variable rate to fixed rate.
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
     Historically, foreign exchange gains (losses) have not been significant. Foreign exchange gains (losses) for the three months ended September 30, 2009 and 2008 (Successor), the nine months ended September 30, 2009 (Successor), the period from June 23, 2008 to September 30, 2008 (Successor) and the period from January 1, 2008 to June 22, 2008 (Predecessor) were $0.4 million, $(1.0) million, nil, $(0.9) million and $0.7 million, respectively.
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

Part 2. Other Information
Item 1. Legal Proceedings
Putative Shareholder Class Action Lawsuit
     On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering that contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement overstated the number of made-for-television (MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously.
ION Settlement
     On July 15, 2009, RHI Entertainment Distribution, LLC entered into a settlement agreement and release (the Settlement Agreement) to resolve a dispute with one of the Company’s distribution partners, ION Media Networks, Inc. (ION), in connection with a lawsuit filed against the Company on June 8, 2009. The lawsuit was filed in the United States Bankruptcy Court for the Southern District of New York (the Court) and alleged that the Company breached the license agreement dated June 29, 2007, as amended on December 1, 2007 (the License Agreement), pursuant to which the Company licensed to ION certain programming for broadcast on ION’s television network, and ION provided to RHI Entertainment Distribution the exclusive right to air such programming during certain time periods and to receive the revenue from the sale of all but two minutes of advertising inventory per broadcast hour during which the Company’s programming aired.
     The Settlement Agreement became effective on August 10, 2009 (the Effective Date), which was two business days after it was approved by the Court. In connection with the Settlement Agreement, the Company made a one-time payment of $2.5 million to ION on August 10, 2009 (the Settlement Payment). Under the Settlement Agreement, once the Settlement Payment was made to ION, the License Agreement terminated and neither party has any further obligations to the other under such License Agreement. The Settlement Agreement also provides that the parties will release each other from any claims under the License Agreement and ION will dismiss its lawsuit against the Company within five days of the Effective Date.
     The Settlement Payment represents the net amounts owed to ION by the Company associated with the Company’s final $3.5 million minimum guarantee payment and $3.3 million of minimum advertising spending commitments net of $4.3 million owed by ION to the Company related to the Company’s June 30, 2009 accounts receivable balance associated with advertising sales of the Company’s programming on ION. A net gain of approximately $1.0 million was recorded for the three and nine months ended September 30, 2009, resulting from the settlement of any assets and liabilities related to the License.
Item 1a. Risk Factors
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 5, 2009 There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There have not been any unregistered sales of equity securities or repurchases of the Company’s common stock during the three months ended September 30, 2009.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Submissions of Matters to a Vote on Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Exhibit
10.1	Settlement Agreement and Release, dated July 15, 2009, by and between RHI Entertainment Distribution, LLC and ION Media Networks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2009).

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2009	By:	Robert A. Halmi, Jr
Robert A. Halmi, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2009	By:	William J. Aliber
William J. Aliber
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1	Settlement Agreement and Release, dated July 15, 2009, by and between RHI Entertainment Distribution, LLC and ION Media Networks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2009).

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.