Form 10-K
period 2009-12-31
RHI Entertainment, Inc.
filed 2010-03-26
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ NO ☑

Based on the closing sales price of $3.19 per share on June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $43,081,269 million. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 23,416,000 as of March 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

In this report, except where the context requires otherwise, references to: (1) “RHI LLC” refers to RHI Entertainment, LLC, a Delaware limited liability company that is the current operating company for our business, and is the sole asset of RHI Entertainment Holdings II, LLC; (2) “Holdings II” refers to RHI Entertainment Holdings II, LLC, a Delaware limited liability company which holds RHI LLC as its sole asset; (3) “RHI,” “RHI Inc.,” the “Company,” “we,” “us,” and “our” refer to RHI Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, including Holdings II and RHI LLC and their subsidiaries and predecessor companies; (4) “KRH” refers to KRH Investments LLC, a Delaware limited liability company, which was a member of Holdings II until December 22, 2009, when it received shares of RHI Inc. in consideration for its membership interests in Holdings II; (5) “Kelso” refers to Kelso & Company L.P. a Delaware limited partnership, an affiliate of the principal investor in KRH; (6) “Initial Predecessor Company” refers to Hallmark Entertainment, LLC, our operating company prior to January 12, 2006 (for purposes of our financial data); (7) “Predecessor Company” refers to RHI LLC, our operating company from January 12, 2006 (inception) to June 22, 2008 (for purposes of our financial data); (8) “Successor Company” refers to RHI Inc. from June 23, 2008 (the date of the its initial public offering) (9) “Hallmark Cards” refers to Hallmark Cards Inc., a Delaware corporation; (10) “Crown Media” refers to Crown Media Holdings, Inc., a Delaware corporation and a subsidiary of Hallmark Cards; and (11) “Hallmark Entertainment” refers to Hallmark Entertainment LLC, a Delaware limited liability company, its consolidated subsidiaries and the predecessor company of RHI LLC before it was acquired and renamed in January 2006.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “seek,” “estimate,” “plan,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, ability to meet our working capital needs, capital expenditures and other liquidity needs, our ability to maintain compliance with the covenants contained in the agreements governing our indebtedness and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Moreover, we operate in a competitive and rapidly changing market environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common shares,

ii

investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk factors” and elsewhere in this report could have a material adverse effect on our business, financial condition and results of operations.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward- looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations.

iii

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

Our business is comprised of the licensing of new film production and the licensing of existing content from our film library in territories around the world. Licensing rights to our film library generate contractual accounts receivable. The contractual accounts receivable reflect license agreements we have entered into with third parties for rights to our film content in future periods.

Development and production

Made-for-television movies

Our MFT movie franchise focuses on the production of films with dramatic, suspenseful, or more recently, action/thriller storylines which are generally two broadcast hours in length. With production costs of $1.0 to $2.0 million per broadcast hour, our MFT movies limit our financial risk with their short production cycles and pre-sales which typically recoup the majority of our cost of production. In 2007, 2008 and 2009 our pre-sales equaled 84%, 70% and 78% of our MFT movie production costs, respectively. Historically, our pre-sale percentage has been higher. The lower pre-sale percentage over the past two years reflects the difficult economic conditions that were confronted and specifically the significant drop in worldwide advertising revenue. This decline put pressure on broadcast and cable networks’ financial performance and resulted in reduced spending on television programming, including our MFT movies and mini-series.

MFT movies are ordered by broadcast and cable networks and have become an integral part of the broadcast strategies of these programmers. Networks license the rights to air films that meet the characteristics of the network’s genre and therefore will appeal to their viewers. In 2009, we delivered multiple MFT movies to the Hallmark Channel, Lifetime, Syfy and Spike TV.

Mini-series

Over more than 20 years, we have shaped the mini-series industry with award winning and highly-rated releases like Lonesome Dove, Gulliver’s Travels, Human Trafficking, Mitch Albom’s The Five People You Meet in Heaven, Tin Man and Alice. A mini-series is typically four broadcast hours in length and production costs are approximately $2 to $5 million per broadcast hour of content. Typically, mini-series are ordered by broadcast and cable networks on a picture-by-picture basis. In 2008 and 2009, the pre-sale percentage for our mini-series were 80% and 72%, respectively, of our production costs for mini-series, reflecting the lower sales activity resulting from the general economic slowdown which began in the fourth quarter of 2008 and the worldwide decline in advertising revenue as noted above.

Episodic series

In addition to MFT movies and mini-series, we have selectively produced episodic series programming in the past for broadcast and cable television if pre-ordered by our customers. The initial order for a television series is typically 13 episodes and a customer will generally increase its initial order to 22 episodes if the series is generating high ratings for such customer. We do not undertake production of a series unless a portion of the production costs are covered by the initial network’s license fee. We may selectively engage in series development in the future.

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

Prior to beginning full production, senior management reviews and approves all projects to determine economic viability (in a process called greenlighting). During greenlighting sessions, we review all key aspects of a film project including total production budget as compared to the aggregate fees expected from initial license contracts or expected foreign license distribution, production incentives and subsidies, and ancillary distribution opportunities such as home video sales.

Licensing

The first step in the sale process is negotiating an initial license with broadcast or cable networks. A network pays to acquire the right to air our content for a defined period of time. This period generally ends after a specific number of telecasts, but generally not later than seven years (depending on the type of content) after delivery. Our general practice is to not begin production of a MFT movie or mini-series without securing an initial license agreement. Most of our existing license agreements are not tied to ratings performance when aired, nor is there a penalty if ratings for a particular project do not meet expectations. See “Risk Factors — Risks related to our business — Our success depends on our ability to develop, produce and distribute quality MFT movies and mini-series that achieve acceptance from our target audiences.”

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

The licensing process does not end when we secure the initial domestic and foreign licenses. If the initial domestic licensee is a broadcast network, we will also negotiate an exclusive subsequent license with a cable network. Broadcast and cable networks also license from us the second and third cycles of our film content. Internationally, we will often license successive second and third cycles of our film product. Similarly, we license our content to distribution platforms such as home video.

Production

When the initial license agreement is secured, the production process begins. Although we have key employees who evaluate certain aspects of a project, we rely on third party production companies to produce our MFT movies, mini-series and other television programming. In consultation with RHI management, these third parties are responsible for hiring key talent, including actors, directors, writers and film production crews. In consultation with our senior management team, these third party production companies also determine the location of filming, finalize the production budget and schedule.

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

Twice a year, we attend large sales conferences in Cannes, France. These conferences bring together buyers and sellers from around the world. We produce various marketing and sales materials for these events and host numerous meetings with prospective clients.

Customers

Our customers include a variety of domestic broadcast and cable networks, such as ABC, NBC, CBS, the Hallmark Channel, Lifetime, Syfy and Spike TV, as well as large international broadcasters, including Antena-3, M6, PROSIEBEN-SAT1, Seven Network, Sky and TF1. In addition, our on-going new production and extensive library provide us with the ability to exploit new business opportunities beyond our traditional distribution channels.

Seasonality

Our revenue and operating results are seasonal in nature. A significant portion of the films that we develop, produce and distribute are delivered to the broadcast and cable networks in the second half of each year. Typically, programming for a particular year is ordered either late in the preceding year or in the early portion of the current year. Planning and production generally takes place during the spring and summer and completed film projects are generally delivered in the third and fourth quarters of each year. As a result, our first, second and third quarters of our fiscal year typically have less revenue than the fourth quarter of such fiscal year. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter. See “Risk Factors — Risks related to our business — Delays and changed delivery dates have had a material impact on the timing of our revenue recognition and receipt of cash, which has affected our financial results and ultimately has decreased the value of our stock price.”

2008 through 2009 — Quarterly Revenues as a Percentage of Total Revenue

Intellectual property

Our most valuable assets are our intellectual property and other legal rights to our film library, including our copyright ownership and interests therein. We currently conduct an active program to maintain and protect our intellectual property and other legal rights in the United States and abroad including the timely registration and recordation of our copyright interests with the United States Copyright Office and our trademarks with the United States Patent and Trademark Office. Copyright laws of the United States and most other countries provide substantial civil and criminal penalties for unauthorized duplication and exhibition of our films. As necessary, we will take appropriate and reasonable measures to secure, protect and maintain copyright protection for all of our pictures under the laws of the applicable jurisdictions.

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

Employees

As of December 31, 2009, we had 80 full-time employees with 72 employed in the United States, six in the United Kingdom and two in Australia. In addition, we have numerous independent contractors and consultants in creative, marketing and production areas.

Recent Developments

Market conditions confronting the media and entertainment industry have continued to be a challenge for us. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations as well as fourth quarter revenue from the prior year. As a result of the significant weakening of our financial position, results of operations and liquidity in 2009, we are currently in default of certain covenants of our senior secured facilities and in discussions with our lenders regarding a restructuring of our senior secured credit facilities. However, we can provide no assurance that we will be able to successfully restructure our debt obligations. If we are unsuccessful in restructuring our debt obligations or unable to come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. We have retained the services of outside advisors to assist us in instituting and implementing a restructuring transaction. See “Risk Factors — Risks related to our business — We expect to pursue a strategic restructuring, refinancing or other transaction in order to preserve our long-term financial condition, and current market conditions could limit our ability to consummate such a transaction, which would likely have a material adverse effect on our financial condition.”

Even if we are successful in coming to a consensual agreement with some or all of our creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in our current equityholders receiving little or no continuing interest in the Company. See “Risk Factors — Risks related to investments in our common stock — If we seek protection under Chapter 11 of the U.S. Bankruptcy Code, all of our outstanding shares of capital stock would likely be cancelled and holders of our capital stock would not be entitled to any payment in respect of their shares.” The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. In addition, any filing under Chapter 11 of the U.S. Bankruptcy Code will likely result in substantial changes to amounts recorded in our financial statements for periods after the date of such filing.

In connection with the discussion above, certain recent events, which are summarized below, have occurred over the last several months.

•	We have incurred net losses from operations and net operating cash outflows in each of the past four years and at December 31, 2009 have an accumulated deficit of $287.3 million. Our inability to borrow under our revolving credit facility, coupled with other factors described above, has resulted in liquidity constraints and an inability to pay some of our obligations as they come due. The liquidity constraints are also preventing us from making certain expenditures to continue producing and acquiring as many films as we could have otherwise. As a result, we decreased our production slate for 2009, reduced our selling, general and administrative expenses through cost-cutting measures that included, among others, job reductions and we expect to take additional steps to preserve liquidity. However, despite any additional cost-saving steps we may implement, unless we successfully restructure our debt and/or obtain other sources of liquidity and generate sufficient revenue and cash flows from operations, we will not have the resources to continue as a going concern. There can be no assurance that we will be successful in such endeavors. The report of our independent registered public accounting firm included elsewhere in this Annual Report contains an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

As a result of the foregoing, we engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009, and are in the midst of in-depth discussions with our first and second lien lenders with respect to restructuring our indebtedness and capital structure. We expect these discussions to likely result in a significant or complete dilution of our existing equityholders’ interest through an issuance of preferred stock or common stock to some or all of our lenders and/or creditors. It is also possible that these discussions could result in a sale of some or all of the Company’s assets for less than their book value. No assurance can be given as to whether these discussions will be successful. If we are not successful in restructuring our debt obligations or unable to come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Even if we are successful in coming to a consensual agreement with some or all of our creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing under Chapter 11 of the U.S. Bankruptcy Code would result in our current equityholders receiving little or no continuing interest in the Company.

•	We are currently in default under both our first lien and second lien senior secured credit facilities. On December 23, 2009, we acknowledged defaults on the first lien facilities resulting from (x) an over-advance on our revolver due to a reduction in our borrowing base and consequent failure to make mandatory prepayment to cure, and (y) a failure to pay settlement amounts payable and due upon the termination of our interest rate swaps on December 22, 2009. On February 12, 2010, we acknowledged a default on the second lien facility resulting from our failure to make a scheduled interest payment.

On December 23, 2009, we entered into a forbearance agreement with the first lien agent and lenders holding a majority in principal amount of the loans under our first lien credit facilities and swap counterparties. That forbearance agreement was subsequently amended and extended on January 22, 2010 and again on March 5, 2010. On February 12, 2010, we entered into a separate forbearance agreement with the second lien agent and lenders holding a majority in principal amount of the loans under the second lien credit facility, which was subsequently amended and extended on March 5, 2010. Under each of these forbearance agreements, the agents and lenders (and in the case of the first lien forbearance, the swap counterparties) have agreed to forbear from exercising certain of their rights and agreed to waive some of the existing or prospective defaults until March 31, 2010 unless such forbearance agreement is earlier terminated due to further unanticipated defaults or other factors. The forbearance agreements are short term arrangements that allow us to work with the agents and lenders under our senior secured credit facilities to develop a longer-term strategy for restructuring our liabilities. Under the forbearance agreements, we agreed, among other things, that:

•	we cannot borrow additional loans or issue additional letters of credit under the credit agreement governing our first lien credit facility;

•	default interest of 2% will accrue on all loans under the credit agreement governing our first and second lien credit facilities and on the swap settlement amounts, in addition to the rate of interest otherwise applicable;

•	certain covenants under the credit agreement governing our first lien credit facility (including those relating to investments, restricted payments, permitted liens, asset sales, subsidiary guarantors, control agreements, and cash expenditures and distributions) will become more restrictive;

•	we will provide additional information to the lender and their counsel, including among other things a cash flow schedule that is updated weekly;

•	we will limit the amounts and timing of our cash expenditures to the amounts itemized in the cash flow schedule, subject to a variance;

•	we will maintain a minimum cash balance; and

•	we will provide monthly and year-to-date financial information and an updated draft valuation report of our film library.

If we are not able to cure all defaults or enter into a new forbearance agreement for each of our credit facilities by March 31, 2010 (or any earlier date that the forbearance agreements may be terminated), then the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. Upon the occurrence of such events, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, which would result in our current equityholders receiving little or no continuing interest in the Company.

•	On December 24, 2009, we received a letter from The NASDAQ Stock Market (NASDAQ) notifying us that we are currently not in compliance with certain NASDAQ listing requirements, specifically the market value of publicly held shares and the minimum bid price. We have a grace period of 180 days to regain compliance, but we currently have not met the requirements to achieve compliance and can provide no assurance the we will achieve compliance. See “Risk Factors — Risks Related to an investment in our common stock — We are currently not in compliance with the continued listing requirements of NASDAQ, which will likely result in the delisting of our common stock if we cannot regain compliance.”

•	We review the ultimate revenues associated with our films. This analysis considers various data points, including current market conditions, library sales activity, pricing, the delivery of our annual film slate and the results of the annual independent valuation of the unsold rights to our film library. This assessment, performed as of December 31, 2009, was completed in February of 2010. As a result of the continued weak market conditions, sales data, pricing and other factors present during the fourth quarter of 2009 and into 2010, as well as the significant decline in the annual independent valuation of the unsold rights to our film library, this analyses resulted in a significant reduction of the ultimate revenues for the majority of films in our library. In addition, based upon a qualitative analysis and assessment of recent sales activity, we now assume that there will be no future revenues for certain films. A reduction in the ultimate revenue associated with a film results in a higher rate of amortization over that film’s remaining accounting life and causes a reduction in that film’s prospective profit margin. The reduction in ultimate revenues resulted in a decrease in the fair value of films to an amount below their net book value. As a result, impairment charges were recorded totaling $338.9 million during the year ended December 31, 2009 to reduce the net book value of those films to an amount approximating their fair value. In addition, the reduction in ultimate revenues resulted in a $1.1 million increase to film cost amortization for the year ended December 31, 2009 related to films for which revenue has been recognized during the period. Refer to Note 6 of our consolidated financial statements included herein.

As referenced above, the annual third party valuation report of our film library required by our lenders under our first lien credit facility (the Valuation Report) was completed in March of 2010. The Valuation Report indicates a material and substantial reduction of approximately 50% of the non-contracted value of the films in our film library at December 31, 2009 as compared to the third party valuation at December 31, 2008 using similar methodologies. The decrease in the value of our film library directly and materially reduces the borrowing base governing the revolving credit facility under the First Lien Credit Agreement. This result of the Valuation Report is also a contributing factor our annual assessment of ultimate revenues.

Item 1A.	Risk Factors

Risks related to our business

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

We are currently in default of our First Lien and Second Lien Credit Agreements and are in negotiations with our lenders to restructure our debt, which will likely result in significant dilution of our equity holders or extinguishment of our equityholders’ interest in our company. We expect to pursue a strategic restructuring, refinancing or other transaction in order to preserve our long-term financial condition, and current market conditions could limit our ability to consummate such a transaction, which would likely have a material adverse effect on our financial condition.

Our inability to borrow under our revolving credit facility, coupled with other factors described above, is causing liquidity constraints resulting in an inability to pay some of our obligations as they come due. The liquidity constraints are preventing us from making certain expenditures relating to new productions and acquisition of other content that would otherwise enhance our business. We decreased our production slate for 2009, reduced our selling, general and administrative expenses through cost-cutting measures that included among others, job reductions and we expect to take additional steps to preserve liquidity. However, despite any additional cost-saving steps we may implement, unless we successfully restructure our debt and/or obtain other sources of liquidity, we do not have the resources to continue as a going concern.

As a result of the foregoing, we engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009, and are in the midst of in depth discussions with our first and second lien lenders with respect to restructuring our indebtedness and capital structure. We expect these discussions to likely result in a significant or complete dilution of our existing equityholders through an issuance of preferred stock or common stock to some or all of our lenders and/or creditors. It is also possible that these discussions could result in a sale of some or all of the Company’s assets for less than their book value. No assurance can be given as to whether these discussions will be successful. If we are unsuccessful in restructuring our debt obligations or unable to come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Even if we are successful in coming to a consensual agreement with some or all of our creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in our current equityholders receiving little or no continuing interest in the Company.

The report of our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, which could adversely affect our relationships with our customers and production partners.

Because of our limited capital resources and current restructuring process described above, coupled with a history of losses and negative cash flows, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements found elsewhere in this Annual Report that expresses substantial doubt regarding our ability to continue as a going concern (the “Going Concern Opinion”). The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. The Going Concern Opinion could adversely affect our relationships with our customers and production partners. If any of these customers or production partners lose confidence in our ability to perform as a going concern subsequent to a restructuring of our capital structure, our future results of operations could be adversely impacted.

Our substantial indebtedness and failure to comply with the financial covenants contained in the credit agreements governing our senior secured credit facilities will likely have a continued material adverse affect on our operating results and financial condition.

High levels of interest expense continue to have negative effects on our operations. As of December 31, 2009, all of our debt was variable rate and totaled $609.2 million outstanding. To manage the related interest rate risk, we entered into interest rate swap agreements. Until December 23, 2009, we had floating to fixed interest rate swaps outstanding in the notional amount of $435.0 million, effectively converting that amount of debt from variable rate to fixed rate. The interest rate swaps were amended in April 2009 and terminated on December 23, 2009 (refer to Note 11 of our consolidated financial statements included herein). As of December 31, 2009, we had $25.1 million cash on hand. See “Management Discussion & Analysis — Liquidity and Capital Resources.”

We are currently in default under both our first lien and second lien senior secured credit facilities. On December 23, 2009, we acknowledged defaults on the first lien facilities resulting from (x) an over-advance on our revolver due to a reduction in our borrowing base and consequent failure to make mandatory prepayment to cure, and (y) a failure to pay settlement amounts payable and due upon the termination of our interest rate swaps on December 22, 2009. On February 12, 2010, we acknowledged a default on the second lien facility resulting from our failure to make a scheduled interest payment.

On December 23, 2009, we entered into a forbearance agreement with the first lien agent and lenders holding a majority in principal amount of the loans under our first lien credit facilities and swap counterparties. The forbearance agreements are short term arrangements that allow us to work with the agents and lenders under our senior secured credit facilities to develop a longer-term strategy for restructuring our liabilities. The forbearance agreement executed on December 23, 2009, has subsequently been amended and extended on January 22, 2010 and again on March 5, 2010. On February 12, 2010, we entered into a separate forbearance agreement with the second lien agent and lenders holding a majority in principal amount of the loans under the second lien credit facility, which was subsequently amended and extended on March 5, 2010. Under each of these forbearance agreements, the agents and lenders (and in the case of the first lien forbearance, the swap counterparties) have agreed to forbear from exercising certain of their rights and agree to waive some of the existing or prospective defaults until March 31, 2010 unless the forbearance agreement is earlier terminated due to further unanticipated defaults or other factors.

If we are not able to cure all defaults or enter into a new forbearance agreement for each of our credit facilities by March 31, 2010 (or any earlier date that the forbearance agreements may be terminated), then the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including acceleration of the loans and foreclosure on collateral. Upon the occurrence of such events, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, which would result in our current equityholders receiving little or no continuing interest in the Company.

We have incurred net losses in the past and currently expect to experience continued net losses in the future.

We have incurred net losses in the past largely due to amortization of film production costs, inclusive of impairment charges, and interest expense on our outstanding indebtedness. During the year ended December 31, 2009, impairment charges were recorded for the majority of our films totaling $338.9 million to reduce the net book value for those films to an amount approximating their fair value and film cost amortization was increased $1.1 million related to films for which revenue has been recognized during the period as a result of the reduction in (and elimination of) ultimate revenues from our annual review of ultimate revenues. During the year ended December 31, 2008, a non-cash impairment charge of $59.8 million with respect to goodwill was recorded as the result of our stock price declining significantly to a level implying a market capitalization below our book value. During the year ended December 31, 2007, a loss on extinguishment of debt was recorded with respect to the refinancing of our credit facilities.

We have incurred accelerated film amortization and significant write-offs due to changes in our estimates of total revenue for each film.

We use the individual film-forecast-computation method to amortize our capitalized film production costs. We are required to amortize capitalized film production costs over the expected revenue streams as we recognize revenue from each of the associated films. The amount of film production costs that will be amortized depends on the amount of ultimate revenue we expect to receive from each film. If estimated ultimate revenue declines, amortization of capitalized film costs will be accelerated and future margins may be lower than expected. If estimated ultimate revenue is not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. Furthermore, we base our estimates of revenue on a variety of information, including recent sales data from domestic and major international licenses and other sources. If the estimates are not correct or are subsequently revisited, and our internal controls over such information do not detect such an error or the revisions are not applied in a timely manner, the amount of film production cost amortization that we record could be incorrect, which could result in fluctuations in our earnings.

We review the ultimate revenues associated with our films. This analysis considers various data points, including current market conditions, library sales activity, pricing, the delivery of our annual film slate and the results of the annual independent valuation of the unsold rights to our film library. This assessment reflecting ultimate revenues as of December 31, 2009, was completed in February of 2010. As a result of the continued weak market conditions, sales data, pricing and other factors present during the fourth quarter of 2009 and into 2010 as well as the significant decline in the annual independent valuation of the unsold rights to our film library, this analyses resulted in a significant reduction of the ultimate revenues for the majority of films in our library. In addition, based upon a qualitative analysis and assessment of recent sales activity, we now assume that there will be no future revenues for certain films. A reduction in the ultimate revenue associated with a film results in a higher rate of amortization over that film’s remaining accounting life and causes a reduction in that film’s prospective profit margin. The reduction in ultimate revenues resulted in a decrease in the fair value of films to an amount below their net book value. As a result, impairment charges were recorded totaling $338.9 million during the year ended December 31, 2009 to reduce the net book value of those films to an amount approximating their fair value. Refer to Note 6 of our consolidated financial statements included herein. In addition, the reduction in ultimate revenues resulted in a $1.1 million increase to film cost amortization for the year ended December 31, 2009 related to films for which revenue has been recognized during the period.

We principally operate in one business: the development, production and distribution of long-form television content; our lack of a diversified business could adversely affect us.

We derive substantially all of our revenue from the development, production and distribution of MFT movies, mini-series and other television programming. Since we depend on demand for long-form television content, our financial condition would suffer significantly if audience demand for our product declines in the future. This demand is driven by the interests of the viewers and the financial strength of the various networks. Unlike our major competitors, which are divisions of major media companies that generate revenue from a variety of other operations, we depend primarily on the success of our MFT movies and mini-series. In recent years, the major U.S. broadcast networks migrated away from airing long-form television programs in favor of reality and other programming. If a new type of content becomes popular in the television entertainment industry, or the networks or other buyers of our content perceive changes in audience demand for our content, the ability to license our MFT movies, mini-series and other television programming either domestically or internationally may be negatively impacted and we may suffer significant financial losses.

We must continue to augment our film library with new titles from our annual production slate in order to maintain contracted cash flows generated by our film library, but managing our limited resources in the most efficient manner of late has resulted in a reduction in our production slate.

We must continue to add to the existing titles in our film library. As audience tastes and demands change over time, some of our older content loses a portion of its licensing value. To meet market demand, we must continue to deliver new content that will achieve high ratings and increased viewership. If we do not augment our film library with new content that will meet market and audience demand, our film library cash flow will decrease and negatively impact our profits. Given our current financial position and liquidity concerns, we will likely produce fewer new films and we have asked our production partners to finance a significant portion of the cost of each new production without short-term financial support from us. If our production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, we will not develop or produce that film. As a result, the number of films in our new production slate may be further reduced, which would likely have an adverse impact on our production revenue and the contracted cash flows generated by our film library.

In addition, the size of our film library is expected to decrease over time due to the expiration of our distribution rights to certain titles in our film library. Although we own the distribution rights in perpetuity for the majority of titles in our library, our rights to approximately 34% of the titles in our film library will ultimately expire. By December 31, 2012, our intellectual property rights to 52 of our films, or approximately 5% of our existing titles, will terminate. Therefore, we must continue to develop, produce and distribute new content in an effort to replenish the titles available for distribution and to sustain our business model.

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

We are seeking to renegotiate payment terms and certain rights under several distribution license agreements.

Our production partners have financed a substantial portion of the cost for each 2009 film through the use of new or existing credit facilities of their own. In connection with these financings, we have consented to our production partners pledging as collateral the associated distribution contracts they have with us. To address liquidity constraints, we are currently renegotiating several of our 2009 slate distribution contracts with our production partners and/or their financing sources in an effort to defer or restructure certain payments under those contracts which have already come due or will come due in the near term. If we are unsuccessful in renegotiating the amounts owed by us under these contracts, we will be expected to pay amounts that will exacerbate our liquidity concerns. In addition, non payment of amounts due under these agreements could result in the termination of our licensing rights to these films, affect the future working relationship with certain production partners and/or require us to seek protection under Chapter 11 of the U.S. Bankruptcy Code, which would result in our current equityholders receiving little or no continuing interest in the Company.

We have a significant concentration of our revenue from a limited number of licensees.

In 2009, approximately 73% of our revenue was earned from our top ten customers, with approximately 20% from Lifetime, 16% from broadcast and cable channels affiliated with Universal Television (NBC, Syfy and Universal Television’s international channels) and 5% from the Hallmark Channel. As a percentage of our total original MFT movies and mini-series productions licensed to broadcast and cable networks, the Hallmark Channel comprised approximately 28% in 2007, 11% in 2008 and 27% in 2009. A disruption to, or termination of, our relationship with any of our significant licensees could cause our company to suffer significant financial losses.

Additionally, as of December 31, 2009, approximately $78.3 million, or 87%, of the Company’s accounts receivable was due from our top ten customers. Because the licensing of our content for network and cable television is highly concentrated, an adverse change in our relationship with any of our significant customers or an adverse change in the financial condition of our customers could have a material adverse impact on our financial condition.

In March 2010, Crown Media, the parent company of the Hallmark Channel, filed its Annual Report on Form 10K with the SEC. The report of Crown Media’s independent registered public accounting firm on their 2009 financial statements contains an explanatory paragraph noting the significant short-term debt obligations of Crown Media which raise substantial doubt regarding Crown Media’s ability to continue as a going concern and referring to Crown Media’s plans in regard to those matters. Crown Media’s financial statements note, “... the Company believes the ability of the Company to continue its operations depends upon completion of the Recapitalization.” This proposed Recapitalization (described in detail in Crown Media’s Annual Report) has been approved by Crown Media and by Hallmark Cards, the substantial shareholder of Crown Media and the lender or guarantor on Crown Media’s short-term debt that would be refinanced under the proposed recapitalization. Based upon our discussions with Crown Media’s management and review of Crown Media’s Annual Report and other publicly available documents concerning the financial condition of Crown Media and the details of the proposed recapitalization transaction, we have concluded that a reserve against the accounts receivable due from Crown Media ($42.4 million at December 31, 2009) is not necessary.

In 2009, we replaced Genius Products (Genius) as our domestic video distributor and entered into an agreement with Vivendi Entertainment (Vivendi) for video and digital distribution of our content requiring Vivendi to provide us with monthly royalty reports reflecting the financial performance of the titles included under the agreement along with monthly royalty payments. If Vivendi does not report or remit to us in a timely manner, if Vivendi experiences financial difficulties, or if Vivendi is not successful in distributing our content, it could have a material effect on our business and results of operations.

We rely on third party licensees to promote, market and advertise our programming to their customer base in order to sustain high television ratings.

We have licensed to broadcast and cable networks the right to air our long-form television content. We also license our content to other parties in order to take advantage of emerging distribution platforms. Licensed distributors’ decisions regarding the timing of release and promotional support of our television content are important in determining the success of our MFT movies, mini-series and other television programming. We do not control the timing and manner in which our customers distribute our productions. Because we rely on those with initial rights to our content to create a high-level of interest in our programming, any decision by them not to distribute or promote one of our productions or, instead, to promote our competitors’ television programs or related products more than they promote ours could have a material adverse effect on our business and financial condition. In addition, upon the completion of a license term, we have the ability to re-license the same programming to another party. If during the initial license term, our programming does not enjoy high ratings, our ability to re-license these programs in the future will become difficult and our reputation and opportunity to license new programming may be adversely affected.

We place significant reliance on third party production companies to produce our MFT movies and mini-series.

Although we have a team of creative personnel who read scripts and evaluate talent, the filming, editing and final production of our films is primarily performed by third party producers and independent contractors. The success of our programming will depend to a degree on our ability and the ability of these third parties to avoid production problems and delays and to hire, retain and motivate top creative talent. Making films is an activity that requires the services of individuals, such as actors, directors and producers, each of whom have unique creative talents. If our production partners experience difficulty in hiring, retaining or motivating creative talent, the production of our films could be delayed or the success of our films could be adversely affected. If any of these partners were unable or unwilling to produce or assist in the production of our MFT movies and mini-series, we would have to expend significant time, money and resources to find another company to produce our content and we may not be able to meet our creative needs and timely completion of our content with a new production company. In addition, our production partners finance a substantial portion of our films through the use of new or existing credit facilities of their own. Although a majority of the films are in production in the summer months so that they can be delivered late in the third quarter and during the fourth quarter, a portion of the funding for these films has been deferred to future periods to better match the cash inflows related to sales of this product. If our production partners cannot finance a substantial portion of a film’s cost through the use of new or existing credit facilities of their own, management will not develop or produce that film. As a result, the number of films produced may be further reduced, which could have an adverse impact on our production revenue and contracted cash flows generated from our film library. These risks are further exacerbated by our recent deferral of payments to production partners and other creditors, which may impair our relationship with such parties and would likely result in a more challenging environment to consummate new deals.

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

Recent market conditions have negatively impacted our ability to sustain our production model of generating contractual sales and collecting a significant portion of our production costs in advance of the delivery of our content to an initial licensee.

Historically, our production model has enabled us to contract for and collect license fees recouping the majority of our production costs for our MFT movies and mini-series before delivery of our content to an initial licensee. Although we intend to adhere to our general practice of commencing production when we have contracted license fees for a significant portion of our production costs, we cannot assure you that this will always be the case. Recent market conditions have resulted in a lower pre-sale percentage for our films, which has caused a substantial negative impact to our revenues over the past two years than we have historically experienced. We may rely on an alternative means of revenue to recoup our production costs. We may determine that there are other ways of licensing our content, or our customers may change the way they license productions and such alternative methods may not include an upfront license fee that recoups a majority of our production costs before we deliver the content. However, we cannot assure you that these alternative means or methods will be available to us in the future which would continue to negatively impact our financial condition and results of operations.

We face risks relating to the international distribution of our films and related products.

Because we have historically derived a significant portion of our revenue (44%, 37% and 59% in 2009, 2008 and 2007, respectively) from the exploitation of our films in territories outside of the United States, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

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

This technology has impacted the Nielsen ratings, which advertisers utilize to determine the rates for advertising time which they purchase from the television networks. Lower Nielsen ratings may result in a decrease in the amount of advertising revenue received by the networks and the networks may not have sufficient cash flow to license our programming at favorable rates for us, or choose not to license our programming at all.

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

We face a potential loss in the copyrighted works in our library if it is determined that authors or artists have a right to recapture rights to those works under the U.S. Copyright Act.

Under the U.S. Copyright Act, authors and their heirs have a non-waiveable statutory right to terminate their earlier assignments and licenses in many copyrighted works by sending notice within a statutorily-defined window of time. The right of termination does not apply to copyrights in “works made for hire” which encompasses most of the copyrights we own. However, with respect to copyrights we license or to the extent that any of the works we have rights to are determined not to be “works made for hire,” a termination right may exist under the U.S. Copyright Act. These rights can provide authors and their heirs an opportunity to renegotiate new and more commercially advantageous arrangements. If that were to come to pass, our net revenue associated with those works could decrease.

Our intellectual property rights may not be enforceable in certain foreign jurisdictions.

We attempt to protect our proprietary and intellectual property rights to our productions through available copyright and trademark laws as well as through licensing and distribution arrangements with reputable international companies in specific territories and for limited durations. We rely on copyright laws to protect the works of authorship created by us or transferred to us via assignment or by operation of law as “works made for hire.” We have generally recorded or registered our copyright and trademark interests in the United States. Despite these precautions, existing copyright and trademark laws vary from country to country and the laws of some countries in which our productions are marketed may not protect our intellectual property to the same extent as do U.S. laws, or at all. Furthermore, although copyrights and trademarks that arise under United States and United Kingdom law will be recognized in most other countries (as most countries are signatories to the Berne Convention, the Universal Copyright Convention and the Madrid Protocol), we cannot guarantee that courts in other jurisdictions will afford our copyrights and trademarks the same treatment as do courts in the United States or the United Kingdom. Although we believe that our intellectual property is enforceable in most jurisdictions, we cannot guarantee such validity or enforceability.

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

Delays and changed delivery dates have had a material impact on the timing of our revenue recognition and receipt of cash, which has affected our financial results and ultimately has decreased the value of our stock price.

A majority of our annual productions have been completed and made available to our licensees during the third and fourth quarter of our fiscal year. Typically, our MFT movies, mini-series and other television programming are ordered in the beginning of our fiscal year, and produced during the spring and summer, with distribution beginning in the fall. In accordance with GAAP, we do not recognize revenue from the distribution and licensing of our productions until several criteria are met, including such productions being made available for exhibition by a third party distributor or licensee. To the extent that we have any production delays due to weather, equipment malfunctions, creative differences or labor strikes, the timing can shift from one quarter to the next, which causes us to recognize that revenue in the next quarter or fiscal year and materially impacts our results of operations. If we decide to give guidance on our financial condition or results of operation, we may not achieve those projections due to a variety of factors including those discussed in this report. Furthermore, due to unpredictable factors that may occur during production, we believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and NASDAQ. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to require significant legal and financial compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

Risks related to our corporate structure

We are a holding company with no operations of our own, and we will depend on the distributions from Holdings II to meet our ongoing obligations and to pay cash dividends on our common stock.

We are a holding company with no operations of our own and we have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from Holdings II. The distribution of cash flows and other transfers of funds by Holdings II to us will be subject to statutory and contractual restrictions contained in RHI LLC’s existing senior secured credit facilities and the Holdings II LLC Agreement. RHI LLC’s existing senior secured credit facilities limit RHI LLC’s ability to distribute cash to its members, including Holdings II, based upon certain leverage tests. We will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if Holdings II is unable to distribute cash to us.

Because Holdings II is treated as a partnership for U.S. federal and state income tax purposes, we, as the sole member and 100% owner of Holdings II, will incur U.S. federal and state income taxes on our proportionate share of any net taxable income of Holdings II. To the extent we need funds to pay such taxes or for any other purpose, and Holdings II is unable to provide such funds because of limitations in RHI LLC’s existing senior secured credit facilities or other restrictions, such inability to pay could have a material adverse effect on our business, financial condition, results of operations or prospects.

If we are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted.

We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended (the “ICA”). As sole manager of Holdings II, we control Holdings II, and our interest in Holdings II is not an “investment security” as that term is used in the ICA. If we were to stop participating in the management of Holdings II, our interest in Holdings II could be deemed an “investment security” for purposes of the ICA. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole asset is our equity interest in Holdings II. A determination that such asset was an investment security could result in our being considered an investment company under the ICA. As a result, we would become subject to registration and other burdensome requirements of the ICA. In addition, the requirements of the ICA could restrict our business activities, including our ability to issue securities.

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

Risks related to an investment in our common stock

If we seek protection under Chapter 11 of the U.S. Bankruptcy Code, all of our outstanding shares of capital stock would likely be cancelled and holders of our capital stock would not be entitled to any payment in respect of their shares.

If we seek protection under Chapter 11 of the U.S. Bankruptcy Code, all of our outstanding shares of capital stock would likely be cancelled and holders of our capital stock would not be entitled to any payment in respect of their shares. It is also likely that certain of our obligations to certain of our creditors would be satisfied by the issuance of shares of capital stock in satisfaction of their claims. The value of any capital stock so issued is likely to be less than the face value of our obligations to those creditors, and the price of any such capital stock will likely be volatile. In addition, in the event of a bankruptcy filing, our common stock will be suspended from trading on and delisted from NASDAQ. Accordingly, we would expect trading in our common stock to be limited, and our stockholders will likely not be able to resell our common stock for their purchase price or at all. In addition, if we commence a filing under Chapter 11 of the U.S. Bankruptcy Code, our current equityholders would receive little or no continuing interest in the Company.

We are currently not in compliance with the continued listing requirements of NASDAQ, which is likely to result in the delisting of our common stock if we cannot regain compliance.

On December 24, 2009, we were notified by NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market because the market value of our publicly held shares was less than the $5 million minimum required for continued listing pursuant to Listing Rule 5450(b)(1)(C) and that we no longer met the $1.00 per share requirement for continued listing pursuant to Listing Rule 5450(a)(1). We were granted 180 calendar days to regain compliance with each of these requirements. As of the date of this report, we have not regained compliance with such requirements and can provide no assurance the we will achieve compliance.

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

Future sales of substantial amounts of our shares of common stock in the public market (or the perception that such sales may occur) could adversely affect the market price of our common stock and could impair our ability to raise capital through future sales of our equity securities. As of December 31, 2009, 23,416,000 shares of our common stock were issued and outstanding. We may issue our shares of common stock from time to time as consideration for future acquisitions and investments, or to satisfy obligations to our creditors. If any such acquisition, investment or obligation is significant, the number of shares that we may issue may in turn be significant. In addition, we may also grant registration rights covering those shares in connection with any such acquisitions and investments.

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

Putative Shareholder Class Action Lawsuit

On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering (IPO) that purportedly contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement and prospectus overstated the projected number of made-for-television (MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. An Amended Complaint is due to be filed on March 18, 2010. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously.

Flextech Litigation

On April 7, 2009, RHI Entertainment Distribution, LLC and RHI Entertainment, LLC were served with a Complaint filed in the United States District Court for the Southern District of New York alleging that they had breached an agreement with Flextech Rights Limited (“Flextech”), a British distributor, by failing to make the second of two installment payments. A judgment in the amount of approximately $0.9 million was entered against the defendants on February 17, 2010, for which we have accrued as of December 31, 2009.

MAT IV Litigation

On February 22, 2010, RHI Entertainment Distribution, LLC was served with a Complaint filed in the United States District Court for the Southern District of New York alleging that the Company had breached a contract with MAT Movies and Television Productions GmnH & Co. Project IV KG (“MAT IV”), a German investment fund, by failing to pay amounts due under an agreement dated September 25, 2009. The Complaint seeks approximately $7.0 million in damages, for which we have accrued as of December 31, 2009, plus interest and attorneys’ fees.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of RHI Entertainment’s Common Stock, par value $.01

Our common stock is listed on NASDAQ and is traded under the symbol “RHIE.” The initial public offering price was $14.00 per share. At the close of business on March 24, 2010, there were 23,416,000 shares of our common stock outstanding and approximately 59 common stockholders of record. A number of our stockholders have their shares in street name; therefore, we believe that there are substantially more beneficial owners of common stock.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock since June 25, 2008, the date that our common stock began trading on NASDAQ, as reported on NASDAQ:

	Sales Price
	High	Low

Year Ending December 31, 2010
First Quarter (Through March 24, 2010)	$0.52	$0.27
Year Ended December 31, 2009
Fourth Quarter	$3.30	$0.25
Third Quarter	3.59	2.02
Second Quarter	3.69	1.36
First Quarter	10.04	1.10
Year Ended December 31, 2008
Fourth Quarter	$15.03	$2.65
Third Quarter	16.00	10.42
Second Quarter (Since June 25, 2008)	13.20	12.85

NASDAQ Delisting Notification

On December 24, 2009, we received a notice from NASDAQ stating that the we no longer met the $1.00 per share requirement for continued listing on NASDAQ in accordance with Listing Rule 5450(a)(1). This notice does not result in an immediate delisting of our common stock from NASDAQ, as a grace period of 180 calendar days (June 22, 2010) is provided under Listing Rule 5810(c)(3)(A). If at anytime during this grace period the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide the us written confirmation of compliance. If we do not regain compliance under Listing Rule 5450(b)(1)(C) within the grace period of 180 days, NASDAQ will provide written notification to us that our common stock may be delisted. At that time, we may apply for the transfer of our common stock to The NASDAQ Capital Market prior to the delisting date if we satisfy all of the requirements, other than minimum bid price, for initial listing on The NASDAQ Capital Market as set forth in Listing Rule 5505. If we elect to apply for such transfer, and the application is approved, we would be eligible for an additional 180 calendar day grace period.

In addition, on December 24, 2009, we also received a notice from NASDAQ stating that the Company’s common stock failed to maintain a minimum market value of publicly held shares (MVPHS) of $5,000,000 for the previous 30 consecutive trading days, as required for continued inclusion on NASDAQ in accordance with Listing Rule 5450(b)(1)(C). This notice does not result in an immediate delisting of our common stock from NASDAQ, as an original grace period of 90 calendar days was provided under Listing Rule 5810(c)(3)(D). However, on February 4, 2010, the Securities & Exchange Commission approved changes to the NASDAQ listing rules, which now provide us with an additional 90 days to regain compliance (June 22, 2010) with Listing Rule 5450(b)(1)(C). We were notified by NASDAQ on February 9, 2010 about the additional grace period. To regain compliance, the Company’s MVPHS needs to close at $5,000,000 or more for a minimum of 10 consecutive business days. Similar to the minimum bid price requirement, we may apply for transfer of our common stock to The NASDAQ Capital

Market prior to the expiration of the 180-day grace period if it satisfies all of the requirements for initial listing on The NASDAQ Capital Market as set forth in Listing Rule 5505. At this time, neither notification has any effect on the listing of the Company’s common stock on NASDAQ and our common stock will continue to trade on NASDAQ under the symbol RHIE.

Based upon the recent price levels of our common stock, stockholders’ equity and net income from continuing operations provided in the financial statements included in this report, we would not be in compliance with the listing requirements of The NASDAQ Capital Market and can provide no assurance the we will achieve compliance. If we cannot remedy our noncompliance during any applicable notice or grace periods, our common stock will be delisted from NASDAQ and any application to transfer our stock to The NASDAQ Capital Market may not be approved. The delisting of our common stock would likely have a material adverse effect on the trading price, liquidity, volume and marketability of our common stock. We are evaluating all of our options following receipt of these notifications and intend to work diligently to attempt to retain listing of our common stock on NASDAQ.

Exchange of Holdings II Membership Units for Shares of Our Common Stock

On December 22, 2009, we issued 9,900,000 shares of our common stock to KRH (KRH Shares) in connection with the exercise of KRH’s exchange right under the Holdings II LLC Agreement. We and KRH entered into the Holdings II LLC Agreement in connection with our IPO, which provided, among other things, KRH with the right to exchange its membership units in Holdings II for, at our option, either (i) shares of our common stock, (ii) cash or (iii) a combination of both shares of common stock and cash (Exchange Right). On December 14, 2009, KRH provided us notice of its intent to exercise its Exchange Right for 9,900,000 membership units in Holdings II (Exchanged Units). Prior to consummation of these transactions, we owned, as our sole material asset, all of the outstanding membership units in Holdings II other than 9,900,000 membership units in Holdings II that were owned by KRH (which represented 42.3% of Holdings II’s outstanding membership units). As a result of the foregoing, we currently own, as our sole material asset, 100% of the outstanding membership units in Holdings II. The sale of the KRH Shares was made pursuant to Section 4(2) of the Securities Act of 1933. In connection with the our IPO, we entered into a Registration Rights Agreement with KRH, dated June 23, 2008, which provides KRH with unlimited registration demand rights that can be exercised at any time in the future. There were no underwriters involved or cash proceeds received in connection with the issuance and sale of the KRH Shares. As result of the foregoing transaction, KRH no longer owns any membership units in Holdings II and, thus, it is no longer a member of Holdings II. Instead, KRH owns 9,900,000 shares of the Registrant’s common stock (42.3% of its outstanding stock).

RHI Inc. and KRH are parties to a tax receivable agreement that provides for the payment by us to KRH of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RHI Inc. realizes as a result of any increase in tax basis it receives as a result of any exchange of KRH membership interest in Holdings II. Although the tax receivable agreement is still in effect, there should be no prospective implications with respect to this agreement for RHI Inc. as KRH’s exchange did not result in an increase in RHI Inc’s tax basis in its membership interest in Holdings II.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2009. All equity compensation plans have been approved by the shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
		Number of Securities to	Weighted-Average	Equity Compensation
		Be Issued upon Exercise	Exercise Price of	Plans (Excluding
		of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category		Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by shareholders	RHI Entertainment, Inc. 2008 Equity Incentive Plan(1)	2,135,795 (2)	$3.83 (3)	1,470,798 (4)

(1)	The Board of Directors originally adopted the RHI Entertainment, Inc. 2008 Incentive Award Plan on June 17, 2008 (the Plan), and the Company’s stockholders approved the Plan on June 23, 2008, in connection with the Company’s IPO. The Board of Directors adopted the Amended and Restated RHI Entertainment, Inc. 2008 Incentive Award Plan on April 8, 2009, which amended and restated the RHI Entertainment, Inc. 2008 Incentive Award Plan in its entirety, effective as of May 12, 2009, the date the Company’s shareholders approved the plan.

(2)	Includes 1,457,434 options and 678,361 restricted stock units outstanding on December 31, 2009.

(3)	Represents the weighted-average exercise price of options outstanding as of December 31, 2009. Restricted stock units outstanding on December 31, 2009 do not have an exercise price and are excluded from this calculation.

(4)	Represents the remaining shares of our common stock available for issuance under the Plan on December 31, 2009.

Item 6.	Selected Financial Data

	Successor		Predecessor			Initial Predecessor
		Period from	Period from
	Year Ended	June 23 to	January 1 to
	December 31,	December 31,	June 22,	Year Ended December 31,
	2009	2008	2008	2007	2006(1)	2005
	(Dollars in thousands)

Results of operations data:
Revenue
Production	$35,793	$72,889	$6,602	$133,149	$108,035	$158,034
Library	41,979	80,302	66,643	98,862	83,732	91,970

Total revenue	77,772	153,191	73,245	232,011	191,767	250,004
Gross (loss) profit(2)	(335,350)	48,918	23,849	94,937	73,637	(199,153)
Gross profit percentage	N/M	32%	33%	41%	38%	N/M
(Loss) income from operations	(372,018)	(40,891)	(2,911)	47,326	28,616	(367,592)
Net loss(3)	(251,114)	(36,195)	(22,212)	(22,597)	(9,241)	(389,090)
Other financial data:
Net cash provided by (used in):
Operating activities	$(9,816)	$(22,788)	$(32,331)	$(88,778)	$(99,518)	$13,742
Investing activities	(237)	(91)	(81)	(132)	(579,865)	(206)
Financing activities	12,800	11,737	64,520	86,566	683,134	58,800

	Successor		Predecessor		Initial Predecessor
	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Consolidated balance sheet data (end of period):
Cash	$25,120	$22,373	$1,407	$3,751	$73,401
Film production costs, net	461,232	780,122	754,337	702,578	458,036
Total assets	587,852	1,014,182	953,395	859,655	786,656
Debt	609,171	576,789	655,951	565,000	—
Notes and amounts payable to affiliates, net	—	—	—	—	641,938
Stockholders’ (deficit) equity /Member’s equity	(232,685)	102,162	100,413	132,858	(85,642)

	2009	2008	2007	2006	2005
	(Dollars in thousands)

Other operating data (unaudited):
Number of films delivered during the year ended December 31,	15	35	43	32	44
Average cost per film for the year ended December 31,(4)	$3,826	$3,425	$3,293	$3,440	$4,460
Number of titles in our library as of December 31,	1,072	1,090	1,055	1,012	421
Number of hours of programming in our library as of December 31,	3,586	3,949	3,864	3,746	1,297

(1)	The operating results for the year ended December 31, 2006 reflect the period from January 12, 2006 (inception) through December 31, 2006. The Predecessor Company’s operating results for the period January 1, 2006 to January 11, 2006 are excluded. From January 1, 2006 to January 11, 2006, the Predecessor Company generated $1.2 million of revenue, a $(2.5) million loss from operations and a $(3.2) million net loss.

(2)	Gross loss for the years ended December 31, 2009 and 2005 include non-cash impairment charges to film production costs of $338.9 million and $295.2 million, respectively. The 2009 impairment charge was recorded to reduce the net book value for those films to an amount approximating their fair value as a result of the reduction in ultimate revenues from our annual review of ultimate revenues. The 2005 impairment charge was recorded to reflect the net realizable value of the film library based on the negotiated purchase price for the Company. There was no charge for impairment in 2006, 2007 or 2008.

(3)	Net loss for the period from June 23, 2008 to December 31, 2008 (Successor) includes an impairment charge of $59.8 million to goodwill attributable to the decline in our stock price during that period. Net loss for the year ended December 31, 2005 includes a $141.4 million non-cash goodwill impairment charge recorded to reflect the fair value of goodwill based on the negotiated purchase price for the Company.

(4)	Consists of film production costs (including negative cost net of any incentives or subsidies and excluding residuals, participations and capitalized overhead and interest) for the fiscal year indicated divided by the number of films delivered in such fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. Unless required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

The historical consolidated financial data discussed below reflect the historical results of operations of RHI Entertainment, LLC and its subsidiaries as RHI Inc. did not have any historical operations prior to June 23, 2008. See the Notes to our consolidated financial statements included herein.

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

Recent Developments

Market conditions confronting the media and entertainment industry have continued to be a challenge for us. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations as well as fourth quarter revenue from the prior year. As a result of the significant weakening of our financial position, results of operations and liquidity in 2009, we are currently in default of certain covenants of our senior secured facilities and in discussions with our lenders regarding a restructuring of our senior secured credit facilities. However, we can provide no assurance that we will be able to successfully restructure our debt obligations. If we are unsuccessful in restructuring our debt obligations or unable to come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. We have retained the services of outside advisors to assist us in instituting and implementing a restructuring transaction. See “Risk Factors — Risks related to our business — We expect to pursue a strategic restructuring, refinancing or other transaction in order to preserve our long-term financial condition, and current market conditions could limit our ability to consummate such a transaction, which would likely have a material adverse effect on our financial condition.”

Even if we are successful in coming to a consensual agreement with some or all of our creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in our current equityholders receiving little or no continuing interest in the Company. See “Risk Factors — Risks related to investments in our common stock — If we seek protection under Chapter 11 of the U.S. Bankruptcy Code, all of our outstanding shares of capital stock would likely be cancelled and holders of our capital stock would not be entitled to any payment in respect of their shares.” The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. In addition, any filing under Chapter 11 of the U.S. Bankruptcy Code will likely result in substantial changes to amounts recorded in our financial statements for periods after the date of the filing.

In connection with the discussion above, certain recent events, which are summarized below, have occurred over the last several months.

•	We have incurred net losses from operations and net operating cash outflows in each of the past four years and at December 31, 2009 have an accumulated deficit of $287.3 million. Our inability to borrow under our revolving credit facility, coupled with other factors described above, has resulted in liquidity constraints and an inability to pay some of our obligations as they come due. The liquidity constraints are also preventing us from making certain expenditures to continue producing and acquiring as many films as we could have otherwise. As a result, we decreased our production slate for 2009, reduced our selling, general and administrative expenses through cost-cutting measures that included, among others, job reductions and we expect to take additional steps to preserve liquidity. However, despite any additional cost-saving steps we may implement, unless we successfully restructure our debt and/or obtain other sources of liquidity and generate sufficient revenue and cash flows from operations, we will not have the resources to continue as a going concern. There can be no assurance that we will be successful in such endeavors. The report of our independent registered public accounting firm included elsewhere in this Annual Report contains an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

As a result of the foregoing, we engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009, and are in the midst of in-depth discussions with our first and second lien lenders with respect to restructuring our indebtedness and capital structure. We expect these discussions to likely result in a significant or complete dilution of our existing equityholders’ interest through an issuance of preferred stock or common stock to some or all of our lenders and/or creditors. It is also possible that these discussions could result in a sale of some or all of the Company’s assets for less than their book value. No assurance can be given as to whether these discussions will be successful. If we are not successful in restructuring our debt obligations or unable to come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Even if we are successful in coming to a consensual agreement with some or all of our creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in our current equityholders receiving little or no continuing interest in the Company.

•	We are currently in default under both our first lien and second lien senior secured credit facilities. On December 23, 2009, we acknowledged defaults on the first lien facilities resulting from (x) an over-advance on our revolver due to a reduction in our borrowing base and consequent failure to make mandatory prepayment to cure, and (y) a failure to pay settlement amounts payable and due upon the termination of our interest rate swaps on December 22, 2009. On February 12, 2010, we acknowledged a default on the second lien facility resulting from our failure to make a scheduled interest payment.

On December 23, 2009, we entered into a forbearance agreement with the first lien agent and lenders holding a majority in principal amount of the loans under our first lien credit facilities and swap counterparties. That forbearance agreement was subsequently amended and extended on January 22, 2010 and again on March 5, 2010. On February 12, 2010, we entered into a separate forbearance agreement with the second lien agent and lenders holding a majority in principal amount of the loans under the second lien credit facility, which was subsequently amended and extended on March 5, 2010. Under each of these forbearance agreements, the agents and lenders (and in the case of the first lien forbearance, the swap counterparties) have agreed to forbear from exercising certain of their rights and agreed to waive some of the existing or prospective defaults until March 31, 2010 unless such forbearance agreement is earlier terminated due to further unanticipated defaults or other factors. The forbearance agreements are short term arrangements that allow us to work with the agents and lenders under our senior secured credit facilities to develop a longer-term strategy for restructuring our liabilities. Under the forbearance agreements, we agreed, among other things, that:

•	we cannot borrow additional loans or issue additional letters of credit under the credit agreement governing our first lien credit facility;

•	default interest of 2% will accrue on all loans under the credit agreement governing our first and second lien credit facilities and on the swap settlement amounts, in addition to the rate of interest otherwise applicable;

•	certain covenants under the credit agreement governing our first lien credit facility (including those relating to investments, restricted payments, permitted liens, asset sales, subsidiary guarantors, control agreements, and cash expenditures and distributions) will become more restrictive;

•	we will provide additional information to the lender and their counsel, including among other things a cash flow schedule that is updated weekly;

•	we will limit the amounts and timing of our cash expenditures to the amounts itemized in the cash flow schedule, subject to a variance;

•	we will maintain a minimum cash balance; and

•	we will provide monthly and year-to-date financial information and an updated draft valuation report of our film library.

If we are not able to cure all defaults or enter into a new forbearance agreement for each of our credit facilities by March 31, 2010 (or any earlier date that the forbearance agreements may be terminated), then the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. Upon the occurrence of such events, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, which would result in our current equityholders receiving little or no continuing interest in the Company.

•	On December 24, 2009, we received a letter from NASDAQ notifying us that we are currently not in compliance with certain NASDAQ listing requirements, specifically the market value of publicly held shares and the minimum bid price. We have a grace period of 180 days to regain compliance, but we currently have not met the requirements to achieve compliance and can provide no assurance the we will achieve compliance. See “Risk Factors — Risks Related to an investment in our common stock — We are currently not in compliance with the continued listing requirements of NASDAQ, which is likely to result in the delisting of our common stock if we cannot regain compliance.”

•	We review the ultimate revenues associated with our films. This analysis considers various data points, including current market conditions, library sales activity, pricing, the delivery of our annual film slate and the results of the annual independent valuation of the unsold rights to our film library. This assessment, performed as of December 31, 2009, was completed in February of 2010. As a result of the continued weak market conditions, sales data, pricing and other factors present during the fourth quarter of 2009 and into 2010, as well as the significant decline in the annual independent valuation of the unsold rights to our film library, this analyses resulted in a significant reduction of the ultimate revenues for the majority of films in our library. In addition, based upon a qualitative analysis and assessment of recent sales activity, we now assume that there will be no future revenues for certain films. A reduction in the ultimate revenue associated with a film results in a higher rate of amortization over that film’s remaining accounting life and causes a reduction in that film’s prospective profit margin. The reduction in ultimate revenues resulted in a decrease in the fair value of films to an amount below their net book value. As a result, impairment charges were recorded totaling $338.9 million during the year ended December 31, 2009 to reduce the net book value of those films to an amount approximating their fair value. In addition, the reduction in ultimate revenues resulted in a $1.1 million increase to film cost amortization for the year ended December 31, 2009 related to films for which revenue has been recognized during the period. Refer to Note 6 of our consolidated financial statements included herein.

•	As referenced above, the annual third party valuation report of our film library required by our lenders under our first lien credit facility (the Valuation Report) was completed in March of 2010. The Valuation Report indicates a material and substantial reduction of approximately 50% of the non-contracted value of the films in our film library at December 31, 2009 as compared to the third party valuation at December 31, 2008 using similar methodologies. The decrease in the value of our film library directly and materially reduces the borrowing base governing the revolving credit facility under the First Lien Credit Agreement. This result of the Valuation Report is also a contributing factor in our annual assessment of ultimate revenues.

Critical accounting policies and estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenue and film production costs, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of equity awards for the determination of share-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgment and estimation on the part of management.

Revenue recognition

We recognize revenue from the distribution of our films in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification or ASC) 926-605-25. The following are the conditions that must be met in order to recognize revenue: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in deferred revenue. Long-term receivables are reflected at their net present value.

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

Film production costs are amortized and included in cost of sales in the proportion that current revenue bears to the estimated remaining ultimate revenue as of the beginning of the current fiscal period under the individual-film-forecast-computation method in accordance with FASB ASC 926-20-35. The amount of film production costs that are amortized each period will therefore depend on the ratio of current revenue to remaining ultimate revenue for each film for such period. We make certain estimates and judgments of remaining ultimate revenue to be earned for each film based on our knowledge of the industry. Estimates of remaining ultimate revenue and residuals and participations are reviewed annually and are revised, if necessary. Any change in any given period to the remaining ultimate revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film production costs relative to a previous period. The film library acquired from Crown Media is treated as an acquired film library and amortized as a single asset. Film production costs are evaluated for impairment each reporting period on a film-by-film (or, in the case of the Crown Media library, on a single asset) basis. If estimated remaining ultimate revenue is not sufficient to recover the film production costs for that film, the film production costs will be written down to fair value determined using a discounted cash flow calculation. See Note 6 of our consolidated financial statements included herein for discussion of film production cost impairments recorded during the year ended December 31, 2009.

Impairment of long-lived assets

We review long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with the provisions of FASB ASC 718. Share-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate and is recognized over the requisite service period using the straight-line method. The fair value of the awards is determined from periodic valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards. If factors change and we employ different assumptions in future periods or if there is a material change in the fair value of the Company, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

Recent accounting pronouncements

In June 2009, the FASB issued the FASB ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15,

2009. The Company adopted the Codification as of July 1, 2009 and all subsequent filings will reference the Codification as the single source of authoritative literature.

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

In March 2008, the FASB issued new requirements for disclosures about derivative instruments and hedging activities as discussed in FASB ASC 815-10. The new requirements require companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. Entities shall select the format and the specifics of disclosures relating to their volume of derivative activity that are most relevant and practicable for their individual facts and circumstances. The new requirements expand the current disclosure framework and are effective prospectively for all periods beginning on or after November 15, 2008. The requirements were adopted by the Company as of January 1, 2009. See Note 11 of our consolidated financial statements included herein for the required disclosures.

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

In June 2009, the FASB amended guidance on variable interest entities (VIE’s) in ASC Topic 810. The amendments require entities to evaluate former qualifies special purpose entities for consolidation, changes the approach of determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The amendments are effective as of January 1, 2010 and the Company does not anticipate them to have a material impact to the Company’s consolidated financial statements.

Also, in June 2009, the FASB issued new standards which remove the concept of a qualifying special-purpose entity. This standards clarify rules in order to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This standards modify the financial-components approach in FASB ASC 860-10 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standards are effective as of January 1, 2010 and the Company does not anticipate they will have a material impact to the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” or ASU 2009-05. ASU 2009-05 allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The update is effective for interim and annual periods beginning after August 27, 2009. The Company does not anticipate the adoption of the update to have a material impact on the financial statements.

For a description of recent accounting pronouncements adopted, see Note 3 in our consolidated financial statements included herein.

Results of Operations

The results of operations for the years ended December 31, 2009, 2008 and 2007 are summarized below. The year ended December 31, 2008 represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods.

		(a)	(b)
	Successor	Successor	Predecessor	(a) + (b) Combined	Predecessor
	Year Ended	Period from	Period from	Year Ended	Year Ended
	December 31,	June 23, 2008 to	January 1, 2008	December 31,	December 31,
	2009	December 31, 2008	to June 22, 2008	2008	2007
	(In thousands, except per share data)

Revenue
Production revenue	$35,793	$72,889	$6,602	$79,491	$133,149
Library revenue	41,979	80,302	66,643	146,945	98,862

Total revenue	77,772	153,191	73,245	226,436	232,011
Cost of sales (including film production cost impairment charges of $338,901 during the year ended December 31, 2009)	413,122	104,273	49,396	153,669	137,074

Gross (loss) profit	(335,350)	48,918	23,849	72,767	94,937
Other costs and expenses:
Selling, general and administrative	35,529	23,306	25,802	49,108	45,684
Amortization of intangible assets	1,139	665	671	1,336	1,327
Goodwill Impairment	—	59,838	—	59,838	—
Fees paid to related parties:
Management fees	—	—	287	287	600
Termination fee	—	6,000	—	6,000	—

(Loss) income from operations	(372,018)	(40,891)	(2,911)	(43,802)	47,326
Other (expense) income:
Interest expense, net	(49,373)	(18,727)	(21,559)	(40,286)	(51,487)
Interest income	9	23	34	57	215
Loss on extinguishment of debt	—	—	—	—	(17,297)
Other (expense) income, net	(2,724)	(895)	706	(189)	70

Loss before income taxes and non-controlling interest in loss of consolidated entity	(424,106)	(60,490)	(23,730)	(84,220)	(21,173)
Income tax (provision) benefit	(7,294)	(2,239)	1,518	(721)	(1,424)

Loss before non- controlling interest in loss of consolidated entity	(431,400)	(62,729)	(22,212)	(84,941)	(22,597)
Non-controlling interest in loss of consolidated entity	180,286	26,534	—	26,534	—

Net loss	$(251,114)	$(36,195)	$(22,212)	$(58,407)	$(22,597)

Basic and diluted loss per share	(18.23)	(2.68)	N/A	N/A	N/A

The year ended December 31, 2009 compared to the year ended December 31, 2008

The year ended December 31, 2008 represents the combined results for the Predecessor and Successor period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. We believe the combined results help to provide a presentation of our results for comparability purposes to prior periods.

Revenue, cost of sales and gross profit

	Year Ended December 31,
	2009		2008
		As a		As a	Increase/	Increase/
		Percentage of		Percentage of	(Decrease)	(Decrease)
	Amount	Revenue	Amount	Revenue	Variance $	Variance %
	(Dollars in thousands)

Production revenue	$35,793	46%	$79,491	35%	$(43,698)	(55)%
Library revenue	41,979	54%	146,945	65%	(104,966)	(71)%

Total revenue	77,772	100%	226,436	100%	(148,664)	(66)%
Cost of sales	413,122	N/M	153,669	68%	259,453	169%

Gross (loss) profit	$(335,350)	N/M	$72,767	32%	$(408,117)	N/M

Total revenue decreased $148.7 million, or 66%, to $77.8 million during the year ended December 31, 2009 from $226.4 million during the same period in 2008.

Production revenue decreased $43.7 million to $35.8 million during the year ended December 31, 2009, compared to $79.5 million during 2008. The reduction in production revenue is attributed to the decrease in the size of the 2009 film slate versus 2008. During the year ended December 31, 2009, 10 original MFT movies and five original mini-series were delivered, while 27 original MFT movies and eight original mini-series were delivered during the year ended December 31, 2008. The delivery of fewer films during the year ended December 31, 2009 compared to the prior year was the result of continuingly weak market conditions and constraints on the Company’s capital resources (See “Management’s Discussion and Analysis — Liquidity and capital resources”).

Library revenue decreased $105.0 million, or 71%, to $42.0 million during the year ended December 31, 2009 from $146.9 million during the comparable period in 2008. Library revenue continues to be negatively impacted by the slow-down in sales activity resulting from weak market conditions that began in the fourth quarter of 2008 and continued throughout 2009. Approximately $74.5 million of the decrease is attributable to one customer who had significant licenses with windows opening during the year ended December 31, 2008 as compared to the same period in 2009. Also contributing to the decrease was a $9.4 million reduction in revenue related to the distribution of programming on ION during the year ended December 31, 2009 compared to prior year. This decrease is the result of the termination of our agreement with ION effective as of June 30, 2009 as well as a weaker advertising market.

Cost of sales increased $259.5 million to $413.1 million during the year ended December 31, 2009 from $153.7 million during 2008. Cost of sales is comprised of film cost amortization, film cost impairment charges, certain distribution expenses and, through June 30, 2009, amortization of minimum guarantee payments made to ION. The decrease in gross profit during the year ended December 31, 2009 compared to the prior year is primarily due to film production cost impairment charges of $338.9 million recorded during the year ended December 31, 2009 (see discussion below). No film production cost impairment charges were recorded during 2008. Additionally, film cost amortization (excluding film production cost impairment charges and a one-time charge related to the termination of the ION agreement) as a percentage of revenue increased to 73% during the year ended December 31, 2009 compared to 61% during in 2008 as a result of our annual ultimate revenue assessment (see discussion below) and its impact on the amortization rates associated with our films. This is a trend that has continued from the prior year and is due to the challenging market conditions confronting the media and entertainment industry previously discussed. Additionally, the lower revenue recognized during the year ended December 31, 2009 and the fact that the distribution expenses and ION minimum guarantee expense do not directly correlate to the recognized revenue contributed to the decrease in gross profit.

We review the ultimate revenues associated with our films. This analysis considers various data points, including current market conditions, library sales activity, pricing, the delivery of our annual film slate and the results of the annual independent valuation of the unsold rights to our film library. This assessment as of December 31, 2009 was completed in February of 2010. As a result of the continued weak market conditions, sales data, pricing and other factors present during the fourth quarter of 2009 and into 2010 as well as the significant decline in the annual independent valuation of the unsold rights to our film library, this analyses resulted in a significant reduction of the ultimate revenues for the majority of films in our library. In addition, based upon a qualitative analysis and assessment of recent sales activity, we now assume that there will be no future revenues for certain films. A reduction in the ultimate revenue associated with a film results in a higher rate of amortization over that film’s remaining accounting life and causes a reduction in that film’s prospective profit margin. The reduction in ultimate revenues resulted in a decrease in the fair value of films to an amount below their net book value. As a result, impairment charges were recorded totaling $338.9 million during the year ended December 31, 2009 to reduce the net book value of those films to an amount approximating their fair value. Refer to Note 6 of our consolidated financial statements included herein. In addition, the reduction in ultimate revenues resulted in a $1.1 million increase to film cost amortization for the year ended December 31, 2009 related to films for which revenue has been recognized during the period.

Contributing to the increase in Other cost of sales as a percentage of revenue was an approximately $3.4 million credit recorded during the year ended December 31, 2008 as a result of the reduction of certain participation accruals. No similar credit was recorded in the year ended December 31, 2009.

Other costs and expenses

	Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2009	2008	Variance $	Variance %
		(Dollars in thousands)

Selling, general and administrative	$35,529	$49,108	$(13,579)	(28)%
Amortization of intangible assets	1,139	1,336	(197)	(15)%
Goodwill Impairment	—	59,838	(59,838)	N/M
Management and termination fees	—	6,287	(6,287)	N/M

Selling, general and administrative expenses decreased $13.6 million to $35.5 million during the year ended December 31, 2009, from $49.1 million in 2008. The decrease of 28% is primarily due to the reversal of approximately $2.8 million of accounts receivable reserves in 2009, which were established during the year ended December 31, 2008. Additionally, during the year ended December 31, 2008, we incurred approximately $4.7 million more in costs associated with severance agreements compared to the year ended December 31, 2009 and $3.4 million more in costs related to the marketing and promotion of our programming on ION. These decreases were offset by additional costs incurred in connection with operating as a publicly traded company and professional fees (associated with the ongoing restructuring of our capital structure) which were not incurred during the year ended December 31, 2008. While the Company has begun to experience cash savings from our 2008 decision to reduce overhead costs, the savings are not reflected in our selling, general and administrative expenses because a significant portion of the savings related to overhead costs that were capitalized and allocated to our films in the prior year.

In 2006, we agreed to pay Kelso an annual management fee of $0.6 million in connection with a financial advisory agreement for the planning, strategy, oversight and support to management. A total of $0.3 million of this management fee was recorded as fees paid to related parties during the year ended December 31, 2008. Concurrent with the closing of the IPO, we paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties during the year ended December 31, 2008.

Interest expense, net

Interest expense, net increased $9.1 million to $49.4 million for the year ended December 31, 2009 from $40.3 million during 2008. The increase in interest expense is primarily due to amortization of the fair market value of the interest rate swaps de-designated as hedges. As discussed in Note 11 of our audited consolidated financial statements included herein, on April 21, 2009, the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments was to be amortized as interest expense for the period of April 21, 2009 through April 27, 2010, which was the maturity date of the original swaps. On December 23, 2009, when the Company terminated the interest rate swaps, the remaining $5.5 million portion of the unamortized value was immediately recognized as interest expense. For the year ended December 31, 2009, the amortization of the fair value of the amended interest rate swaps was $16.1 million. In addition, interest expense associated with the net settlement of our interest rate swaps increased $5.8 million and amortization of deferred debt costs increased $1.1 million during the year ended December 31, 2009 compared to the prior year. Partially offsetting the effects of the accounting for our interest rate swaps and deferred debts costs was a reduction in weighted average interest rates during the year ended December 31, 2009 as compared to 2008 resulting from the reductions in the benchmark interest rates (i.e. LIBOR). The average interest rate during the year ended December 31, 2009 was 3.6%, compared to 5.9% during 2008. In addition, weighted average debt balances outstanding during the year ended December 31, 2009 decreased compared to 2008. During the year ended December 31, 2009, we had an average debt balance of $583.6 million compared to $618.4 million during 2008.

Other income (expense), net

For the year ended December 31, 2009, Other income (expense), net represents the change in fair value of our interest rate swaps subsequent to the amendment and de-designation of our interest rate swaps as cash flow hedges and realized foreign currency losses resulting from the settlement of customer accounts denominated in foreign currencies. The change in the fair market value of our interest rate swaps resulted in a loss of $2.4 million and foreign exchange losses amounted to $0.3 million for the year ended December 31, 2009. Other income (expense), net for the year ended December 31, 2008 primarily represents foreign exchange losses of $0.2 million.

Income tax (provision) benefit

The income tax provision for the year ended December 31, 2009 is primarily related to the establishment of deferred tax asset valuation allowances and tax contingency reserves associated with our corporate subsidiary as well as foreign taxes related to license fees from customers located outside the United States. The provision in 2008 is primarily related to foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss generated by RHI Inc.

Net loss

The net loss for the year ended December 31, 2009 was $251.1 million, compared to $(58.4) million for the year ended December 31, 2008. The net loss for the year ended December 31, 2009 includes the $338.9 million film production cost impairment charge discussed above. Additionally, the net loss for the year ended December 31, 2009 is not comparable to the net loss for the year ended December 31, 2008, as the pre-IPO period from January 1, 2008 to June 22, 2008 does not include any adjustment for non-controlling interest in loss of consolidated entity.

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

Production revenue was $79.5 million in 2008 compared to $133.1 million in 2007. The number of films delivered in 2008 decreased to 35 (eight mini-series and 27 MFT movies) from 43 (five mini-series, 37 MFT movies and one episodic series) in 2007. The decrease of approximately 40% in production revenue resulted primarily from the decrease in the average revenue per MFT movie and mini-series as well as a decrease in the number of MFT movies delivered in 2008. The decrease in average revenue per film reflects lower sales activity resulting from the economic slowdown in the fourth quarter of 2008. Additionally, there were short-term delays in license fee revenue recognition stemming from our operating decision to provide exploitation windows for programming on ION and/or PPV prior to exploitation windows on broadcast or cable networks. As previously discussed, our agreement with ION was terminated effective as of August 10, 2009. Fewer productions were intentionally delivered during 2008 in an effort to more efficiently manage the Company’s capital resources.

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

Other costs and expenses

	Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2008	2007	Variance $	Variance %
	(Dollars in thousands)

Selling, general and administrative	$49,108	$45,684	$3,424	7%
Amortization of intangible assets	1,336	1,327	9	1%
Goodwill Impairment	59,838	—	59,838	N/M
Management and termination fees	6,287	600	5,687	N/M

Selling, general and administrative expenses increased $3.4 million to $49.1 million during the year ended December 31, 2008 from $45.7 million during the year ended December 31, 2007. During 2008, we incurred $6.5 million of severance related costs and a $3.0 million provision for bad debt that was established during the year primarily related to one customer whose payments owed to us are past due. We also incurred additional costs in connection with operating as a publicly traded company during 2008 as compared to 2007. The aforementioned increases were partially offset by $3.7 million of professional fees incurred in 2007 for the consideration of financing structures and $3.9 million of legal and accounting fees incurred in 2007 in connection with a prior postponement of our IPO. There were no comparable costs incurred during 2008.

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

In 2006, we agreed to pay Kelso an annual management fee of $0.6 million in connection with a financial advisory agreement for planning, strategy, oversight and support to management. A total of $0.3 million and $0.6 million of this management fee was recorded as fees paid to related parties during the years ended December 31, 2008 and 2007, respectively. Concurrent with the closing of the IPO, we paid Kelso $6.0 million in exchange for the termination of its fee obligations under the existing financial advisory agreement. The $6.0 million was recorded as fees paid to related parties during the year ended December 31, 2008.

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

Liquidity and capital resources

Our credit facilities include: (i) first lien senior secured facilities consisting of a $175.0 million term loan facility and a $350.0 million revolving credit facility; and (ii) a $75.0 million second lien senior secured term loan facility. On December 23, 2009, in conjunction with the termination of our interest rate swaps, the value owed to counterparties under the interest rate swaps was immediately converted into $19.6 million of secured debt under our first lien facilities. As of December 31, 2009, all of our debt was variable rate and totaled $609.2 million outstanding. As of December 31 2009, we had $25.1 million of cash compared to $22.4 million of cash at December 31, 2008. As of December 31, 2009, we had no additional borrowings available. See “Risk factors — Risks related to the business — Our substantial indebtedness and failure to comply with the financial covenants contained in the credit agreements governing our senior secured credit facilities will likely have a material adverse affect on our operating results and financial condition.”

Market conditions confronting the media and entertainment industry have continued to be a challenge for us. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations, as well as, fourth quarter revenue from the prior year. As a result of the significant weakening of our financial position, results of operations and liquidity in 2009, we are currently in default of certain covenants of our senior secured facilities and in discussions with our lenders regarding a restructuring of our senior secured credit facilities. However, we can provide no assurance that we will be able to successfully restructure our debt obligations. If we are unsuccessful in restructuring our debt obligations or unable to come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. We have retained the services of outside advisors to assist us in instituting and implementing a restructuring transaction. See “Risk Factors — Risks related to our business — We expect to pursue a strategic restructuring, refinancing or other transaction in order to preserve our long-term financial condition, and current market conditions could limit our ability to consummate such a transaction, which would likely have a material adverse effect on our financial condition.”

Even if we are successful in coming to a consensual agreement with some or all of our creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in our current equityholders receiving little or no continuing interest in the Company. See “Risk Factors —

Risks related to investments in our common stock — If we seek protection under Chapter 11 of the U.S. Bankruptcy Code, all of our outstanding shares of capital stock would likely be cancelled and holders of our capital stock would not be entitled to any payment in respect of their shares.” The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. In addition, any filing under Chapter 11 of the U.S. Bankruptcy Code will likely result in substantial changes to amounts recorded in our financial statements for period after the date of such filing.

In connection with the discussion above, certain recent events, which are summarized below, have occurred over the last several months.

•	We have incurred net losses from operations and net operating cash outflows in each of the past four years and at December 31, 2009 have an accumulated deficit of $287.3 million. Our inability to borrow under our revolving credit facility, coupled with other factors described above, has resulted in liquidity constraints and an inability to pay some of our obligations as they come due. The liquidity constraints are also preventing us from making certain expenditures to continue producing and acquiring as many films as we could have otherwise. As a result, we decreased our production slate for 2009, reduced our selling, general and administrative expenses through cost-cutting measures that included, among others, job reductions and we expect to take additional steps to preserve liquidity. However, despite any additional cost-saving steps we may implement, unless we successfully restructure our debt and/or obtain other sources of liquidity and generate sufficient revenue and cash flows from operations, we will not have the resources to continue as a going concern. There can be no assurance that we will be successful in such endeavors. The report of our independent registered public accounting firm included elsewhere in this Annual Report contains an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

As a result of the foregoing, we engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009, and are in the midst of in-depth discussions with our first and second lien lenders with respect to restructuring our indebtedness and capital structure. We expect these discussions to likely result in a significant or complete dilution of our existing equityholders’ interest through an issuance of preferred stock or common stock to some or all of our lenders and/or creditors. It is also possible that these discussions could result in a sale of some or all of the Company’s assets for less than their book value. No assurance can be given as to whether these discussions will be successful. If we are not successful in restructuring our debt obligations or unable to come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Even if we are successful in coming to a consensual agreement with some or all of our creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in our current equityholders receiving little or no continuing interest in the Company.

•	We are currently in default under both our first lien and second lien senior secured credit facilities. On December 23, 2009, we acknowledged defaults on the first lien facilities resulting from (x) an over-advance on our revolver due to a reduction in our borrowing base and consequent failure to make mandatory prepayment to cure, and (y) a failure to pay settlement amounts payable and due upon the termination of our interest rate swaps on December 22, 2009. On February 12, 2010, we acknowledged a default on the second lien facility resulting from our failure to make a scheduled interest payment.

On December 23, 2009, we entered into a forbearance agreement with the first lien agent and lenders holding a majority in principal amount of the loans under our first lien credit facilities and swap counterparties. That forbearance agreement was subsequently amended and extended on January 22, 2010 and again on March 5, 2010. On February 12, 2010, we entered into a separate forbearance agreement with the second lien agent and lenders holding a majority in principal amount of the loans under the second lien credit facility, which was subsequently amended and extended on March 5, 2010. Under each of these forbearance agreements, the agents and lenders (and in the case of the first lien forbearance, the swap counterparties) have agreed to forbear from exercising certain of their rights and agreed to waive some of the existing or prospective defaults until March 31, 2010 unless such forbearance agreement is earlier terminated due to further unanticipated defaults or other factors. The forbearance agreements are short term arrangements that allow us to work with the agents and lenders under our senior secured credit facilities to develop a longer-term strategy for restructuring our liabilities. Under the forbearance agreements, we agreed, among other things, that:

•	we cannot borrow additional loans or issue additional letters of credit under the credit agreement governing our first lien credit facility;

•	default interest of 2% will accrue on all loans under the credit agreement governing our first and second lien credit facilities and on the swap settlement amounts, in addition to the rate of interest otherwise applicable;

•	certain covenants under the credit agreement governing our first lien credit facility (including those relating to investments, restricted payments, permitted liens, asset sales, subsidiary guarantors, control agreements, and cash expenditures and distributions) will become more restrictive;

•	we will provide additional information to the lender and their counsel, including among other things a cash flow schedule that is updated weekly;

•	we will limit the amounts and timing of our cash expenditures to the amounts itemized in the cash flow schedule, subject to a variance;

•	we will maintain a minimum cash balance; and

•	we will provide monthly and year-to-date financial information and an updated draft valuation report of our film library.

If we are not able to cure all defaults or enter into a new forbearance agreement for each of our credit facilities by March 31, 2010 (or any earlier date that the forbearance agreements may be terminated), then the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. Upon the occurrence of such events, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, which would result in our current equityholders receiving little or no continuing interest in the Company.

As referenced above, the annual third party valuation report of our film library as required by our lenders under our first lien credit facility (the Valuation Report) was completed in March of 2010. The Valuation Report indicates a material and substantial reduction of approximately 50% of the non-contracted value of the films in our film library at December 31, 2009 as compared to the third party valuation at December 31, 2008 using similar methodologies. The decrease in the value of our film library directly and materially reduces the borrowing base governing the revolving credit facility under the First Lien Credit Agreement. This result of the Valuation Report is also a contributing factor for our annual assessment of ultimate revenues.

The chart below shows our cash flows for the years ended December 31, 2009, 2008 and 2007:

	The Year Ended December 31,
	2009	2008(1)	2007
	(Dollars in thousands)

Net cash used in operating activities	$(9,816)	$(55,119)	$(88,778)
Net cash used in investing activities	(237)	(172)	(132)
Net cash provided by financing activities	12,800	76,257	86,566
Cash (end of period)	25,120	22,373	1,407

Operating activities

Cash used in operating activities in the year ended December 31, 2009 was $9.8 million, as compared to $55.1 million for 2008. Operating cash flows reflect spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. The $45.3 million improvement in operating cash flows was primarily the result of a $34.4 million increase in receipts from the film library, a $14.2 million decrease in payments related to the distribution of our programming on ION, $5.7 million decrease in payments related to selling, general and administrative expense and $5.1 million reduction in interest paid.

Cash used in operating activities in the year ended December 31, 2008 was $55.1 million, as compared to $88.8 million for 2007. Operating cash flows reflect spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. The $33.7 million improvement in operating cash flows was primarily the result of a $23.2 million increase in receipts from the film library and a $5.4 million reduction in interest paid.

Investing activities

During the years ended December 31, 2009, 2008 and 2007, we used $0.2 million, $0.2 million and $0.1 million, respectively, in investing activities, reflecting the purchase of property and equipment.

Financing activities

During the year ended December 31, 2009, there was $12.8 million of cash provided by financing activities due to borrowings under our credit facilities (net of repayments of $1.0 million), principally to fund our operations.

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

Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2009:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Off-balance sheet arrangements:
Operating lease commitments(1)	$34,226	$3,766	$7,205	$7,007	$16,248
Purchase obligations(2)	—	—	—	—	—

	34,226	3,766	7,205	7,007	16,248

Contractual obligations reflected on the balance sheet:
Debt obligations(3)	609,171	19,582	52,500	462,089	75,000
Accrued film production costs(4)	68,220	68,108	112	—	—
Other contractual obligations(5)	8,229	5,229	2,000	1,000	—
Uncertain tax positions(6)	586	586	—	—	—

	686,206	93,505	54,612	463,089	75,000

Total contractual obligations	$720,432	$97,271	$61,817	$470,096	$91,248

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office and storage space.

(2)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(3)	Debt obligations include future principal payments due upon the maturity of our bank debt and interest rate swap termination obligations (see Note 11 in our consolidated financial statements), but excludes interest payments. We have been in default of our first and second lien credit facilities since December 23, 2009 and February 12, 2010, respectively, and, as a result, subject to any forbearance agreements we may be subject to from time to time, our lenders have the ability to accelerate those obligations (see Notes 1 and 11 to our consolidated financial statements included herein).

(4)	Accrued film production costs represent contractual amounts payable for completed films as well as costs incurred for the settlement of certain participations. Obligations for residual payments to various guilds have not been included due to the uncertain nature of the amounts and timing of future payments.

(5)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.

(6)	Excluded from the table are $2.1 million of unrecognized tax obligations for which the timing of payment is not estimable.

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

Historically, foreign exchange gains (losses) have not been significant. Foreign exchange gains (losses) for the year ended December 31, 2009, the period from June 23, 2008 through December 31, 2008, the period from January 1, 2008 through June 22, 2008 and the year ended December 31, 2007 were $(0.3) million, $(0.9) million, $0.7 million and $0.1 million, respectively.

Credit risk

We are exposed to credit risk from our licensees. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons.

Item 8.	Financial Statements and Supplemental Data

See Index to Consolidated Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

This annual report includes a report of management’s assessment regarding internal controls over financial reporting, but does not include an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

(c) Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

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

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Consolidated Financial Statements beginning on page F-1.

(b) Exhibits

See Exhibit Index beginning on page IV-1.

(c) Financial Statement Schedules

Financial Statement Schedules not included herein have been omitted because they are neither required, nor applicable, or the information is otherwise included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2010.

RHI ENTERTAINMENT, INC.

By:	/s/ Robert A. Halmi, Jr.
Robert A. Halmi, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Robert A. Halmi, Jr. Robert A. Halmi, Jr.	President and Chief Executive Officer & Director (Principal Executive Officer)	March 26, 2010

/s/ William J. Aliber William J. Aliber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2010

/s/ Jeffrey Sagansky Jeffrey Sagansky	Chairman of the Board	March 26, 2010

/s/ Michael B. Goldberg Michael B. Goldberg	Director	March 26, 2010

/s/ Jeffrey C. Bloomberg Jeffrey C. Bloomberg	Director	March 26, 2010

/s/ Thomas M. Hudgins Thomas M. Hudgins	Director	March 26, 2010

/s/ Russel H. Givens Russel H. Givens	Director	March 26, 2010

/s/ J. Daniel Sullivan J. Daniel Sullivan	Director	March 26, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RHI ENTERTAINMENT, INC.

Page

Report of independent registered public accounting firm	F-2
Consolidated balance sheets as of December 31, 2009 (Successor) and 2008 (Successor)	F-3
Consolidated statements of operations for the year ended December 31, 2009 (Successor), the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor)
F-4
Consolidated statements of stockholders’(deficit) equity /member’s equity and comprehensive loss for the year ended December 31, 2009 (Successor), the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor)
F-5
Consolidated statements of cash flows for the year ended December 31, 2009, the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor)
F-7
Notes to consolidated financial statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RHI Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of RHI Entertainment, Inc. and subsidiaries (Successor) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity / member’s equity and comprehensive loss, and cash flows of RHI Entertainment, Inc. and subsidiaries for the year ended December 31, 2009 and the period from June 23, 2008 to December 31, 2008 (Successor periods), and the consolidated statement of operations, stockholders’ (deficit) equity / member’s equity and comprehensive loss, and cash flows of RHI Entertainment, LLC and subsidiaries (Predecessor) for the period from January 1, 2008 to June 22, 2008 and the year ended December 31, 2007 (Predecessor periods). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of RHI Entertainment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. In our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of RHI Entertainment, LLC and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred losses from operations and net operating cash outflows in each of the past four years, has an accumulated deficit, is in default of covenants of its debt agreements and is unable to pay some of its obligations as they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York
March 26, 2010

RHI ENTERTAINMENT, INC.

Consolidated Balance Sheets

	Successor	Successor
	December 31,	December 31,
	2009	2008
	(Dollars in thousands, except per share data)

ASSETS
Cash	$25,120	$22,373
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $5,350 and $11,933, respectively	85,217	180,125
Film production costs, net	461,232	780,122
Property and equipment, net	390	370
Prepaid and other assets, net	14,768	28,928
Intangible assets, net	1,125	2,264

Total assets	$587,852	$1,014,182

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable and accrued liabilities	21,610	51,477
Accrued film production costs	166,895	195,328
Debt	609,171	576,789
Deferred revenue	22,861	13,530

Total liabilities	820,537	837,124

Common stock, par value $0.01 per share; 125,000 shares authorized and 23,416 shares issued and outstanding	234	135
Additional paid-in capital	54,390	149,609
Accumulated deficit	(287,309)	(36,195)
Accumulated other comprehensive loss	—	(11,387)

Total RHI Entertainment Inc. stockholders’ (deficit) equity	(232,685)	102,162
Non-controlling interest in consolidated entity	—	74,896

Total stockholders’ (deficit) equity	(232,685)	177,058

Total liabilities and stockholders’ (deficit) equity	$587,852	$1,014,182

See accompanying notes to consolidated financial statements

RHI ENTERTAINMENT, INC.

Consolidated Statements of Operations

	Successor		Predecessor
		Period from	Period from
		June 23,	January 1,
	Year Ended	2008 to	2008 to	Year Ended
	December 31,	December 31,	June 22,	December 31,
	2009	2008	2008	2007
	(Dollars in thousands, except per share data)

Revenue
Production revenue	$35,793	$72,889	$6,602	$133,149
Library revenue	41,979	80,302	66,643	98,862

Total	77,772	153,191	73,245	232,011
Cost of sales (including film production cost impairment charges of $338,901 during the year ended December 31, 2009)	413,122	104,273	49,396	137,074

Gross (loss) profit	(335,350)	48,918	23,849	94,937
Other costs and expenses:
Selling, general and administrative	35,529	23,306	25,802	45,684
Amortization of intangible assets	1,139	665	671	1,327
Goodwill impairment charge	—	59,838	—	—
Fees paid to related parties:
Management fees	—	—	287	600
Termination fee	—	6,000	—	—

(Loss) income from operations	(372,018)	(40,891)	(2,911)	47,326
Other (expense) income:
Interest expense, net	(49,373)	(18,727)	(21,559)	(51,487)
Interest income	9	23	34	215
Loss on extinguishment of debt	—	—	—	(17,297)
Other (expense) income, net	(2,724)	(895)	706	70

Loss before income taxes and non-controlling interest in loss of consolidated entity	(424,106)	(60,490)	(23,730)	(21,173)
Income tax (provision) benefit	(7,294)	(2,239)	1,518	(1,424)

Loss before non-controlling interest in loss of consolidated entity	(431,400)	(62,729)	(22,212)	(22,597)
Non-controlling interest in loss of consolidated entity	180,286	26,534	—	—

Net loss	$(251,114)	$(36,195)	$(22,212)	$(22,597)

Loss per share:
Basic	$(18.23)	$(2.68)	N/A	N/A
Diluted	$(18.23)	$(2.68)	N/A	N/A
Weighted Average Shares Outstanding
Basic	13,777	13,500	N/A	N/A
Diluted	13,777	13,500	N/A	N/A

See accompanying notes to consolidated financial statements

RHI ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity/Member’s Equity and Comprehensive Loss

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member’s
	Equity	Loss	Equity
	(Dollars in thousands)

Predecessor Company
Balance, December 31, 2006	132,907	(49)	132,858
Net loss	(22,597)	—	(22,597)
Unrealized loss on interest rate swap contracts (note 11)	—	(11,808)	(11,808)

Comprehensive loss			(34,405)
Capital contribution	20	—	20
Contributed capital — Share-based compensation (note 12)	1,940	—	1,940

Balance, December 31, 2007	112,270	(11,857)	100,413
Net loss	(22,212)	—	(22,212)
Unrealized gain on interest rate swap contracts (note 11)	—	1,232	1,232

Comprehensive loss			(20,980)
Capital contribution (note 1)	29,135	—	29,135
Distribution payable to KRH (note 1)	(728)	—	(728)
Contributed capital — Share-based compensation (note 12)	926	—	926

Balance, June 22, 2008	$119,391	$(10,625)	$108,766

See accompanying notes to consolidated financial statements

RHI ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity/Member’s Equity and Comprehensive Loss (Continued)

				Accumulated		Non-Controlling
			Additional	Other		Interest in Loss of	Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Unconsolidated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Entity	(Deficit)Equity
	(Dollars in thousands, except share amounts)

Successor Company
Balance, June 22, 2008	—	$—	$—	$—	$—	$—	$—
IPO, net of $15,016 of issuance costs (note 1)	13,500,100	135	173,849	—	—	—	173,984
Contribution of Holdings II Net Assets by KRH (note 1)	—	—	119,391	(10,625)	—	—	108,766
Distribution to KRH (note 1)	—	—	(34,972)	—	—	—	(34,972)
Initial allocation of non-controlling interest (note 5)	—	—	(109,304)	4,494	—	104,810	—
Contributed capital — Share-based compensation (note 12)	—	—	631	—	—	462	1,093
Issuance of common stock to employees	5,000	—	14	—	—	11	25
Unrealized loss on interest rate swap contracts (note 11)	—	—	—	(5,256)	—	(3,853)	(9,109)
Net loss	—	—	—	—	(36,195)	(26,534)	(62,729)

Balance, December 31, 2008	13,505,100	$135	$149,609	$(11,387)	$(36,195)	$74,896	$177,058

Contributed capital — Share-based compensation (note 12)	—	—	1,110	—	—	813	1,923
Exercise of restricted stock units (note 12)	10,900	—	—	—	—	—	—
Unrealized gain on interest rate swap contracts (note 11)	—	—	—	2,118	—	1,552	3,670
Amortization of interest rate swap value (note 11)	—	—	—	11,605	—	4,459	16,064
Net loss	—	—	—	—	(251,114)	(180,286)	(431,400)
Issuance of shares of common stock in exchange for remaining interest in Holdings II (note 1)	9,900,000	99	(96,329)	(2,336)	—	98,566	—

Balance, December 31, 2009	23,416,000	$234	$54,390	$—	$(287,309)	$—	$(232,685)

		For the period from
	Year Ended	June 23, 2008 to
	December 31, 2009	December 31, 2008

Comprehensive loss attributed to RHI Entertainment, Inc:
Net loss	$(251,114)	$(36,195)
Unrealized gain on interest rate swap contracts	2,118	(5,256)

Comprehensive loss	$(248,996)	$(41,451)

	For the period from	For the period from
	January 1, 2009 to	June 23, 2008 to
	December 22, 2009	December 31, 2008

Comprehensive loss attributed to non-controlling interest:
Net loss	$(180,286)	$(26,534)
Unrealized gain on interest rate swap contracts	1,552	(3,853)

Comprehensive loss	$(178,734)	$(30,387)

See accompanying notes to consolidated financial statements

RHI ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

	Successor		Predecessor
		Period from	Period from
		June 23,	January 1,
	Year Ended	2008 to	2008 to	Year Ended
	December 31,	December 31,	June 22,	December 31,
	2009	2008	2008	2007
	(Dollars in thousands)

Cash flows from operating activities
Net loss	$(251,114)	$(36,195)	$(22,212)	$(22,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Film production cost impairment charge	338,901	—	—	—
Non-controlling interest in loss of consolidated entity	(180,286)	(26,534)	—	—
Amortization of film production costs	60,611	93,481	43,579	122,493
Amortization of interest rate swap value	16,064	—	—	—
(Decrease) increase of accounts receivable reserves	(6,583)	1,252	4,370	5,496
Deferred income taxes	3,915	(37)	(1,558)	(1,354)
Amortization of deferred debt financing costs	3,379	1,754	549	1,844
Realized gain on interest rate swaps	2,395	—	—	—
Share-based compensation	1,923	1,118	926	1,940
Amortization of intangible assets	1,139	665	671	1,327
Depreciation and amortization of fixed assets	217	108	93	206
Goodwill impairment charge	—	59,838	—	—
Amortization of debt discount	—	—	355	526
Loss on extinguishment of debt	—	—	—	17,297
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	101,491	(67,294)	(4,694)	(55,545)
Decrease (increase) in prepaid and other assets	6,865	4,521	(2,457)	(9,585)
Additions to film production costs	(76,722)	(107,936)	(54,909)	(174,252)
(Decrease) increase in accounts payable and accrued liabilities	(12,909)	(2,899)	6,327	(3,846)
(Decrease) increase in accrued film production costs	(28,433)	63,669	(997)	28,079
Increase (decrease) in deferred revenue	9,331	(8,299)	(2,374)	(807)

Net cash used in operating activities	(9,816)	(22,788)	(32,331)	(88,778)

Cash flows from investing activities
Purchase of property and equipment	(237)	(91)	(81)	(132)

Net cash used in investing activities	(237)	(91)	(81)	(132)

Cash flows from financing activities
Sale of common stock	—	189,000	—	—
Payment of offering costs and fees	—	(15,016)	—	—
Borrowings from credit facilities	13,800	165,679	80,093	744,378
Repayments of credit facilities	(1,000)	(284,900)	(44,708)	(653,953)
Deferred debt financing costs	—	(4,726)	—	(3,879)
Second lien pre-payment penalty	—	(2,600)	—	—
Member capital contributions	—	—	29,135	20
Distribution to KRH	—	(35,700)	—	—

Net cash provided by financing activities	12,800	11,737	64,520	86,566

Net increase (decrease) in cash	2,747	(11,142)	32,108	(2,344)
Cash, beginning of period	22,373	33,515	1,407	3,751

Cash, end of period	$25,120	$22,373	$33,515	$1,407

Supplemental disclosure of cash flow information
Cash paid for interest	$40,301	$21,526	$23,845	$50,772
Cash paid for income taxes	2,136	865	1,968	6,247
Supplemental disclosure of non-cash information
Issuance of shares of common stock in exchange for remaining interest in Holdings II (note 1)	$98,566	$—	$—	$—

See accompanying notes to consolidated financial statements

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Successor) and 2007 (Predecessor)

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

On June 23, 2008, RHI Entertainment, Inc. (RHI Inc. or the Successor Company) completed its initial public offering (the IPO). RHI Inc. was incorporated for the sole purpose of becoming the managing member of RHI Entertainment Holdings II, LLC and had no operations prior to the IPO. Immediately preceding the IPO, Holdings changed its name to KRH Investments LLC (KRH). KRH then contributed its 100% ownership interest in RHI LLC to a newly formed limited liability company named RHI Entertainment Holdings II, LLC (Holdings II) in consideration for 42.3% of the common membership units in Holdings II and Holdings II’s assumption of all of KRH’s obligations under its financial advisory agreement with Kelso. Upon completion of the IPO, the net proceeds received were contributed by RHI Inc. to Holdings II in exchange for 57.7% (13,500,100) of the common membership units in Holdings II. Upon completion of the IPO, RHI Inc. became the sole managing member of Holdings II and held a majority of the economic interests. KRH was the non-managing member of Holdings II and held a minority of the economic interests. RHI Inc. held a number of common membership units in Holdings II equal to the number of outstanding shares of RHI Inc. common stock.

Pursuant to the IPO, a total of 13,500,000 shares of Class A Common Stock were sold for aggregate offering proceeds of $189.0 million. The underwriting discounts were $13.2 million and the net proceeds from the IPO (before fees and expenses) totaled $175.8 million. RHI LLC used the net proceeds of the IPO that were contributed by RHI Inc., together with the net proceeds from RHI LLC’s new $55.0 million senior second lien credit facility, approximately $52.2 million of borrowings under RHI LLC’s revolving credit facility (see Note 11) and $29.0 million of cash on hand as follows: (i) approximately $260.0 million was used to repay RHI LLC’s existing senior second lien credit facility in full; (ii) approximately $35.7 million was used to fund a distribution to KRH intended to return capital contributions by KRH; (iii) approximately $500,000, net of reimbursements was used to pay fees and expenses in connection with the IPO; (iv) approximately $9.8 million was used to pay fees and expenses in connection with the amendments to the RHI LLC’s credit facilities, including accrued interest and a 1% prepayment premium on the existing senior second lien credit facility; and (v) $6.0 million was paid to Kelso in exchange for the termination of RHI LLC’s fee obligations under the existing financial advisory agreement. An additional $1.4 million of fees and expenses related to the IPO were paid subsequent to the IPO.

The Amended and Restated Limited Liability Company Operating Agreement of Holdings II, dated as of June 23, 2008, by and between RHI Inc. and KRH, as amended (the “LLC Agreement”) provided KRH with the right to exchange its membership units in Holdings II for, at RHI Inc’s option, either (i) shares of RHI Inc. common stock, (ii) cash or (iii) a combination of both shares of common stock and cash (the “Exchange Right”). On December 14, 2009, KRH provided notice to RHI Inc. of its intent to exercise its Exchange Right for 100% of its 9,900,000 membership units in Holdings II. On December 15, 2009, the Board of Directors of RHI Inc. determined that it was in the best interest of the Company. to issue KRH shares of RHI Inc. common stock, and authorized and approved the issuance of such shares in exchange for the surrender and transfer of the 9,900,000 membership units by KRH. On December 22, 2009, RHI Inc. issued 9,900,000 shares of its common stock to KRH. As a result of the foregoing, RHI Inc. owns, as its sole material asset, 100% of the outstanding membership units in Holdings II.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

Liquidity and Restructuring

Market conditions confronting the media and entertainment industry have continued to be a challenge for the Company. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations, as well as, fourth quarter revenue from the prior year. As a result of the significant weakening of the Company’s financial position, results of operations and liquidity in, the Company is currently in default of certain covenants of its senior secured facilities and is in discussions with its lenders under regarding a restructuring of its senior secured credit facilities. However, management can provide no assurance that it will be able to successfully restructure the Company’s debt obligations. If it is not successful in restructuring its debt obligations or unable to come to a consensual agreement with its creditors, the Company will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The board of directors has retained the services of outside advisors to assist it in instituting and implementing a restructuring transaction. Even if the Company is successful in coming to a consensual agreement with some or all of its creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in the Company’s current equityholders receiving little or no continuing interest in the Company.

These consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. The Company has incurred net losses from operations and net operating cash outflows in each of the past four years and at December 31, 2009 has an accumulated deficit of $287.3 million. The Company’s inability to borrow under its revolving credit facility, coupled with other factors described above, has resulted in an inability to pay some of its obligations as they come due. The liquidity constraints are also preventing the Company from making certain expenditures to continue producing or acquiring as many films as we could have otherwise. As a result, the Company decreased its production slate for 2009, reduced its selling, general and administrative expenses through cost-cutting measures that included, among others, job reductions and the Company expects to take additional steps to preserve liquidity. However, despite any additional cost-saving steps it may implement, unless the Company successfully restructures its debt and/or obtain other sources of liquidity and its operating results improve, the Company will not have the resources to continue as a going concern. There can be no assurance that the Company will be successful in such endeavors.

As a result of the foregoing, the Company’s board of directors engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009, and is in the midst of in-depth discussions with the Company’s first and second lien lenders with respect to a restructuring its indebtedness and capital structure. Management expects these discussions to likely result in a significant or complete dilution of the Company’s existing equityholders’ interest through an issuance of preferred stock or common stock to some or all of its lenders and/or creditors. It is also possible that these discussions could result in a sale of some or all of the Company’s assets for less than their book value. No assurance can be given as to whether these discussions will be successful. If the Company is not successful in restructuring its debt obligations or unable to come to a consensual agreement with its creditors, it will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Even if the Company is successful in coming to a consensual agreement with some or all of its creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in the Company’s current equityholders receiving little or no continuing interest in the Company.

Refer to Note 11 “Debt” for a further discussion of defaults under the Company’s senior secured credit facilities.

The annual third party valuation report of the Company’s film library as required by its lenders under its First Lien Credit Agreement (the Valuation Report) was completed in March of 2010. The Valuation Report indicates a material and substantial reduction of approximately 50% of the non-contracted value of the films in the Company’s

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

film library at December 31, 2009 as compared to the third party valuation at December 31, 2008 using similar methodologies. The decrease in the value of the film library directly and materially reduces the borrowing base governing the revolving credit facility under the First Lien Credit Agreement. This result of the Valuation Report is also a contributing factor for the Company’s annual assessment of ultimate revenues. Refer to Note 6 “Film Production Costs, net” for a further discussion of the Company’s annual ultimate revenue analyses and the resulting film production cost impairment charges recorded during the year ended December 31, 2009.

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

(3)	Summary of Significant Accounting Policies

(a)	Revenue Recognition and Customer Concentrations

Revenue from television and distribution licensing agreements is recognized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification or ASC) 926-605-25. Accordingly, revenue is recognized when a film is available for exhibition by the licensee, the license fee is fixed and determinable, collectability is reasonably assured and the cost of each film is known or reasonably determinable. Advertising revenue is recorded as the advertising is aired at the gross contractual amount, net of commissions paid to advertising agencies and audience deficiency obligations, if any. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Long-term receivables arising from licensing agreements are reflected at their net present value. At December 31, 2009 and 2008, $33.1 million and $60.0 million, respectively, of accounts receivable are due beyond one year.

The Company’s significant customers include networks and other licensees of programming. Customer concentrations are summarized as follows:

	Number of	% of Total	Domestic	International
Period	Customers	Revenue	Licensees	Licensees

Successor:
Year ended December 31, 2009	10	73%	42%	31%
Period from June 23, 2008 through December 31, 2008	10	74%	44%	30%
Predecessor:
Period from January 1, 2008 through June 22, 2008	10	77%	58%	19%
Year ended December 31, 2007	10	74%	30%	44%

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

Customers contributing greater than 10% of total revenue are as follows:

	Successor		Predecessor
		Period from	Period from
		June 23,	January 1,
	Year Ended	2008 to	2008 to	Year Ended
	December 31,	December 31,	June 22,	December 31,
Customer	2009	2008	2008	2007

Customer A	$15,225	(1)	(1)	(1)
Customer B	12,549	$20,867	$11,081	(1)
Customer C	(1)	45,038	33,622	$40,185
Customer D	(1)	18,161	(1)	(1)

(1)	Revenue from customer is less than 10% of total revenue in period noted.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of accounts receivable. At December 31, 2009 and 2008, approximately 31% and 34%, respectively, of the Company’s accounts receivable were due from foreign customers. At December 31, 2009 and 2008, the Company had $42.4 million and $77.2 million, respectively, of accounts receivable due from Crown Media. The Company generally does not require collateral. Credit losses relating to accounts receivable have historically been nominal.

In March 2010, Crown Media, the parent company of the Hallmark Channel, filed its Annual Report on Form 10K with the SEC. The report of Crown Media’s independent registered public accounting firm on their 2009 financial statements contains an explanatory paragraph noting the significant short-term debt obligations of Crown Media which raise substantial doubt regarding Crown Media’s ability to continue as a going concern and referring to Crown Media’s plans in regard to those matters. Crown Media’s financial statements note, “... the Company believes the ability of the Company to continue its operations depends upon completion of the Recapitalization.” This proposed Recapitalization (described in detail in Crown Media’s Annual Report) has been approved by Crown Media and by Hallmark Cards, the substantial shareholder of Crown Media and the lender or guarantor on Crown Media’s short-term debt that would be refinanced under the proposed recapitalization. Based upon the Company’s discussions with Crown Media’s management and review of Crown Media’s Annual Report and other publicly available documents concerning the financial condition of Crown Media and the details of the proposed recapitalization transaction, the Company has concluded that a reserve against the accounts receivable due from Crown Media is not necessary.

(b)	Cost of Sales

Cost of sales includes the amortization of capitalized film costs, as well as exploitation costs associated with bringing a film to market.

(c)	Advertising

Advertising costs are expensed as incurred and amounted to $398,000, $661,000, $1.8 million and $5.1 million for the year ended December 31, 2009 (Successor), the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor), respectively.

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

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Capitalized film production costs are amortized in the proportion of each production’s current revenue to management’s estimate of total revenue. Estimates of total revenue and expense are periodically evaluated by management and can change significantly due to a variety of factors, including the level of market acceptance of films. These evaluations may result in revised amortization rates and, if applicable, write-downs to net realizable value. Refer to note 6 for discussion of film production cost impairments recorded during the year ended December 31, 2009. Amortization of capitalized film production costs begins when a film is released and the Company begins to recognize revenue from that film. Acquired film libraries are amortized as a single film asset using the same methodology described above over a period not exceeding 20 years.

The Company’s completed film library primarily consists of films that were made or acquired for initial exhibition on a broadcast or cable network in the United States. Films initially produced for domestic networks are licensed for pay television, free television and home video throughout the world.

(e)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and notes thereto. Actual results could differ from those estimates.

(f)	Fair Value

In estimating the fair value of financial instruments, the Company has assumed that the carrying amount of cash, current receivables and payables approximates the fair value because of the short-term maturity of these instruments. The Company’s debt consists of obligations which carry floating interest rates. Due to the Company’s current financial condition and its default of senior secured credit agreements (see Notes 1 and 11), the Company is unable to assess the fair market value of its debt. Long-term receivables arising from licensing agreements are reflected at their net present value.

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

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

(i)	Impairment of Other Long-Lived Assets

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

The Company regularly assesses the adequacy of its valuation allowance for uncollectible accounts receivable by evaluating historical bad debt experience, customer creditworthiness and changes in our customer payment history and records an allowance for doubtful accounts based on such factors. As of December 31, 2009 and 2008, the allowance for doubtful accounts was nil and $3.0 million, respectively.

(k)	Derivatives

The Company has historically utilized derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps held by the Company were initially designated as cash flow hedges and qualified for hedge accounting in accordance with the “Change in Variable Cash Flows Method” in FASB ASC 815-30-35. The critical terms of the interest rate swaps and hedged variable-rate debt coincided and cash flows due to the hedge exactly offset cash flows resulting from fluctuations in the variable rates. During 2009, the Company discontinued hedge accounting and subsequently terminated its interest rate swap agreements.

Under hedge accounting, changes in the fair value of the interest rate swaps were reported as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet. The fair value of the swap contracts and any amounts payable to or receivable from counterparties were reflected as assets or liabilities in the Company’s consolidated balance sheet. When interest rate swaps failed to qualify for hedge accounting, changes to their fair value were reflected in the consolidated statements of operations.

(l)	Share-based Compensation

Share-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate and is recognized over the requisite service period using the straight-line method. The fair value of the awards is determined from valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards. If factors change and we employ different assumptions in valuing the awards in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

Commencing June 23, 2008, upon completion of the IPO, RHI Inc., through its partnership interest in Holdings II, became subject to U.S. corporate income tax on its allocable share of the results of operations of RHI LLC. RHI LLC is a limited liability company that is disregarded as an entity separate from its sole member, Holdings II, which is treated as a partnership for U.S. income tax purposes. The Successor Company has a subsidiary, RID, which is a taxable corporation. A provision has been recorded for current and deferred U.S. federal, state and local income taxes, for the Successor Company and for RID, for the year ended December 31, 2009 and the period June 23, 2008 through December 31, 2008.

Deferred tax assets and liabilities are measured using enacted tax rates that the Company expects to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized is recognized based on existing facts and circumstances. Valuation allowances, if any, are assessed and adjusted during each reporting period.

Uncertain tax positions are recorded based on a cumulative probability assessment if it is more likely than not that the tax position will be sustained upon examination by the appropriate tax authorities. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position.

(n)	Comprehensive Loss

Comprehensive loss consists of net loss and other losses (comprised of unrealized gains/losses associated with interest rate swaps with respect to the Company) affecting stockholders’/member’s equity that, under U.S. generally accepted accounting principles, are excluded from net loss.

(o)	Segment Information

The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 44%, 44%, 28% and 59% of total revenue for the year ended December 31, 2009 (Successor), the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor), respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.

(p)	New Accounting Pronouncements Adopted

In June 2009, the FASB issued the FASB ASC as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification as of July 1, 2009 and this and all subsequent filings will reference the Codification as the single source of authoritative literature.

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

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In December 2007, the FASB modified GAAP by establishing accounting and reporting standards for non-controlling (minority) interests as discussed in FASB ASC 810-10-65. The new standards were effective for fiscal years beginning after December 15, 2008. The new standards were applied prospectively; however, certain disclosure requirements require retrospective treatment. The new standards were adopted by the Company on January 1, 2009. As a result of the adoption, the Company’s non-controlling interest as of December 31, 2008 is now classified as a separate component of equity, not as a liability as it was previously presented. Under the new standard, losses would continue to be attributed to a non-controlling interest even if that attribution results in a deficit non-controlling interest balance. Under prior accounting standards, losses would no longer be attributed to a minority interest when such losses would exceed the minority interest’s equity capital. During 2009, if the net loss was attributed to the non- controlling interests only up to the amount of their positive capital balance, an additional $98.6 million in losses or $7.15 per share, would have been attributed to shareholders of the Company.

In March 2008, the FASB issued new requirements for disclosures about derivative instruments and hedging activities as discussed in FASB ASC 815-10. The new requirements require companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. Entities shall select the format and the specifics of disclosures relating to their volume of derivative activity that are most relevant and practicable for their individual facts and circumstances. The new requirements expand the current disclosure framework and are effective prospectively for all periods beginning on or after November 15, 2008. The requirements were adopted by the Company as of January 1, 2009. See Note 11 for the required disclosures.

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

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)	Loss Per Share, Basic and Diluted

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. Since the Company has a net loss for the periods presented, outstanding common stock options and restricted stock units are anti-dilutive. As of December 31, 2009, the Company has no potentially dilutive securities outstanding. See Note 12 for the amount of potentially dilutive common stock options and restricted stock units which could dilute earnings in future periods. The weighted average number of basic and diluted shares outstanding for the year ended December 31, 2009 (Successor) and the period from June 23, 2008 through December 31, 2008 (Successor) are 13,776,990 and 13,505,100, respectively.

(5)	Non-Controlling Interest

As discussed in Note 2, Basis of Presentation, RHI Inc. consolidates the financial results of Holdings II and its wholly-owned subsidiary, RHI LLC. The 42.3% minority interest of Holdings II (9,900,000 membership units) previously held by KRH was recorded as non-controlling interest in the consolidated entity, which resulted in an associated reduction in additional paid-in capital of RHI Inc. The non-controlling interest in the consolidated entity on the consolidated balance sheet was established in accordance with FASB ASC 974-810-30, “Treatment of Minority Interests in Certain Real Estate Investment Trusts” by multiplying the net equity of Holdings II (after reflecting the contributions of KRH and RHI Inc. and costs related to the offering and reorganization) by KRH’s percentage ownership in Holdings II. The non-controlling interest in loss of consolidated entity on the consolidated statement of operations represents the portion of Holdings II’s net loss attributable to KRH.

As discussed in Note 1, Business and Organization, on December 22, 2009, KRH exchanged its 9,900,000 membership units in Holdings II and were issued 9,900,000 shares of RHI Inc. common stock As result of the exchange, KRH no longer owns any membership units in Holdings II and, thus, it is no longer a member of Holdings II. Instead, KRH owns 9,900,000 shares (42.3% as of December 22, 2009) of RHI’s common stock. RHI Inc. now owns, directly and indirectly, 100% of the outstanding membership units in Holdings II. As of December 22, 2009, the non-controlling interest in consolidated entity was reclassified to Additional paid-in capital in the Company’s consolidated balance sheet and, beginning on December 23, 2009, 100% of Holdings II’s losses were attributed to RHI Inc.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

The non-controlling interest associated with the initial investment by RHI Inc. in Holdings II and subsequent transactions were calculated as follows (in thousands):

Total Holdings II member’s equity as of June 22, 2008	$108,766
RHI Inc. investment in Holdings II	173,984
Non-controlling interest associated with distribution to KRH	(34,972)

Total post-IPO Holdings II members’ equity	247,778
Non-controlling interest of KRH	42.3%

Initial allocation of non-controlling interest in consolidated entity	104,810
Non-controlling interest in share-based compensation	473
Non-controlling interest in unrealized loss on interest rate swaps	(3,853)

Non-controlling interest allocation for the period from June 23, 2008 to December 31, 2008	(3,380)
Non-controlling interest in loss of consolidated entity for the period from June 23, 2008 to December 30, 2008	(26,534)

Non-controlling interest in consolidated entity as of December 31, 2008	$74,896

Non-controlling interest in share-based compensation	813
Non-controlling interest in unrealized gain on interest rate swaps	1,552
Non-controlling interest in amortization of the fair market value of interest rate swaps de-designated as hedges	4,459

Non-controlling interest allocation for the period from January 1, 2009 to December 22, 2009	6,824
Non-controlling interest in loss of consolidated entity for the period from January 1, 2009 to December 22, 2009	(180,286)
Issuance of shares of common stock in exchange for remaining interest in Holdings II (note 1)	98,566

Non-controlling interest in consolidated entity as of December 31, 2009	$—

(6)	Film Production Costs, Net

Film production costs are comprised of the following (dollars in thousands):

	(Successor)
	December 31,	December 31,
	2009	2008

Completed films	$782,339	$984,805
Crown Film Library	90,590	145,290
Films in process and development	7,966	18,012

	880,895	1,148,107
Accumulated amortization	(419,663)	(367,985)

	$461,232	$780,122

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	(Successor)		(Predecessor)
		Period from	Period from
		June 23,	January 1,
	Year Ended	2008 to	2008 to	Year Ended
	December 31,	December 31,	June 22,	December 31,
	2009	2008	2008	2007

Overhead costs capitalized	$8,882	$6,100	$6,775	$14,269
Interest capitalized	569	679	313	2,001
Amortization of completed films	50,056	90,655	40,595	115,143
Amortization of Crown Film Library	1,622	1,949	2,608	6,350
Abandoned development projects	5,033	877	375	1,000
Film production cost impairment charges — completed films	284,034	—	—	—
Film production cost impairment charges — Crown Film Library	54,867	—	—	—

The Company reviews the ultimate revenues associated with its films. This analysis considers various data points, including current market conditions, library sales activity, pricing, the delivery of the Company’s annual film slate and the results of the annual independent valuation of the unsold rights to the Company’s film library. This assessment as of December 31, 2009 was completed in February of 2010. As a result of the continued weak market conditions, sales data, pricing and other factors present during the fourth quarter of 2009 and into 2010 as well as the significant decline in the annual independent valuation of the unsold rights to the Company’s film library, this analysis resulted in a significant reduction of the ultimate revenues for the majority of films in its library. In addition, based upon a qualitative analysis and assessment of recent sales activity, the Company now assumes that there will be no future revenues for certain films. A reduction in the ultimate revenue associated with a film results in a higher rate of amortization over that film’s remaining accounting life and causes a reduction in that film’s prospective profit margin. The reduction in ultimate revenues resulted in a decrease in the fair value of films to an amount below their net book value. As a result, impairment charges were recorded totaling $338.9 million during the year ended December 31, 2009 to reduce the net book value of those films to an amount approximating their fair value. Additionally, the reduction in ultimate revenues resulted in a $1.1 million increase to the Company’s film cost amortization for the year ended December 31, 2009.

Approximately 65% of completed film production costs have been amortized and/or impaired through December 31, 2009. The Company further anticipates that approximately 6% of completed film production costs will be amortized through December 31, 2010. The Company anticipates that approximately 43% of unamortized film production costs as of December 31, 2009 will be amortized over the next three years and that 80% of unamortized film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 17 years as of December 31, 2009.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)	Prepaid and Other Assets, Net

Prepaid and other assets are comprised of the following (dollars in thousands):

	(Successor)
	December 31,	December 31,
	2009	2008

Deferred debt financing costs, net of accumulated amortization	$12,071	$15,450
Other receivables	1,948	3,929
Deferred tax assets, net	133	5,046
Prepaid assets	616	4,503

	$14,768	$28,928

(8)	Property and Equipment, Net

Property and equipment are comprised of the following (dollars in thousands):

		(Successor)
		December 31,	December 31,
	Average Useful Life	2009	2008

	Shorter of useful
Leasehold improvements	life or lease term	$309	$297
Furniture and fixtures	10 years	348	217
Computers and other equipment	3 years	514	421

		1,171	935
Accumulated depreciation and amortization		(781)	(565)

		$390	$370

The following table illustrates the original cost of assets disposed, the loss recorded on the disposals (loss on disposal of assets is recorded in other income) and depreciation expense for the following periods (in thousands):

	(Successor)		(Predecessor)
		Period from	Period from
		June 23,	January 1,
	Year Ended	2008 to	2008 to	Year Ended
	December 31,	December 31,	June 22,	December 31,
	2009	2008	2008	2007

Original cost of assets retired	$1	$8	$—	$3
Loss on disposal of assets	1	1	—	2
Depreciation and amortization expense	216	107	93	204

(9)	Goodwill and Other Intangibles

In connection with the Acquisition on January 12, 2006 and resulting purchase price allocation, the remaining cost in excess of tangible net assets was approximately $66.2 million. A valuation resulted in the identification of two separately identifiable intangible assets consisting of a noncompete agreement with the Company’s chief executive officer and three beneficial lease agreements. The noncompete agreement has been ascribed a value of $5.4 million and is being amortized on a straight-line basis over its 5 year life. The beneficial lease agreements were ascribed an aggregate value of $1.0 million and are being amortized individually on a straight-line basis over their respective lives, which range from 11 to 47 months.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

The remaining purchase price of approximately $59.8 million was classified in the Company’s consolidated balance sheet as goodwill. During the quarter ended December 31, 2008, the Company’s stock price declined significantly to a level indicating a market capitalization well below book value. In analyzing the decline in stock price, the Company’s management considered the decline to be primarily attributable to overall stock market volatility experienced in the fourth quarter. As a result of the significant reduction in the Company’s public market valuation, management performed a review of its Goodwill as of December 31, 2008. As a result of completing the first step of the goodwill impairment test the Company determined that the carrying value of its single reporting unit exceeded its fair value. The Company used the market approach to determine the fair value of its single reporting which is based on quoted market prices and the number of shares outstanding. The second step of the goodwill impairment test indicated that goodwill was impaired and, as a result, a $59.8 million impairment charge was recorded in the fourth quarter of 2008.

With respect to other intangible assets, accumulated amortization was $5.3 million and $4.1 million at December 31, 2009 and 2008, respectively. The estimated aggregate amortization expense for the next five years from December 31, 2009 is as follows: $1.1 million in 2010 and nil thereafter.

(10)	Accrued Film Production Costs

Accrued film production costs are comprised of the following (dollars in thousands):

	(Successor)
	December 31,	December 31,
	2009	2008

Residuals	$63,322	$63,105
Production	60,732	88,312
Participations	42,841	43,911

	$166,895	$195,328

As of December 31, 2009, the Company estimates that approximately $8.4 million of accrued participation and residual liabilities will be paid during the next twelve months.

Production represents amounts payable for costs incurred for the production of Films.

(11)	Debt

Debt consists of the following (dollars in thousands):

	(Successor)
	December 31,	December 31,
	2009	2008

First Lien Term Loan	$175,000	$175,000
Revolver	339,589	326,789
Second Lien Term Loan	75,000	75,000
Interest rate swap termination obligation	19,582	—

	$609,171	$576,789

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

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

The First Lien Term Loan amortizes in three installments of 10%, 20% and 70% on April 13, 2011, 2012 and 2013, respectively and bears interest at the Alternate Base Rate (ABR) or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The scheduled maturity date of the Revolver is April 13, 2013, and the Revolver bears interest at either the ABR or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The Second Lien Term Loan is scheduled to mature on June 23, 2015 and bears interest at ABR or LIBOR plus an applicable margin of 6.50% or 7.50% per annum, respectively.

Interest payments for all loans were previously due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At December 31, 2009, the interest rates associated with the First Lien Term Loan, Revolver and Second Lien Term Loan were 6.25%, 6.25%, and 7.77%, respectively. Pursuant to the Company’s default under its First Lien Credit Agreement (see discussion below), all of its outstanding First Lien Term Loan and Revolver balances were converted to three month ABR as of December 23, 2009 and is subject to 2.00% annual default interest in addition to the applicable margins noted above. The interest rates noted are inclusive of this default interest. Due to the over-advance position of the Company’s borrowing base and the Company’s default under its First Lien Credit Agreement (see discussions below), it is precluded from accessing its revolving credit facility.

The First Lien Credit Agreement and Second Lien Credit Agreement, as amended, include customary affirmative and negative covenants, including among others: (i) limitations on indebtedness, (ii) limitations on liens, (iii) limitations on investments, (iv) limitations on guarantees and other contingent obligations, (v) limitations on restricted junior payments and certain other payment restrictions, (vi) limitations on consolidation, merger, recapitalization or sale of assets, (vii) limitations on transactions with affiliates, (viii) limitations on the sale or discount of receivables, (ix) limitations on lines of business, (x) limitations on production and acquisition of product and (xi) certain reporting requirements. Additionally, the First Lien Credit Agreement includes a Minimum Consolidated Tangible Net Worth covenant (as defined therein) and both the First Lien Credit Agreement and the Second Lien Credit Agreement contain a Coverage Ratio covenant (as defined therein). The First Lien Credit Agreement and Second Lien Credit Agreement also include customary events of default, including among others, a change of control (including the disposition of capital stock of subsidiaries that guarantee the credit agreement). The First Lien and Second Lien Credit Agreements are collateralized by a perfected security interest in substantially all of the Company’s and its subsidiaries’ assets.

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

As of December 31, 2009, scheduled annual maturities of debt obligations, subject to the outcome of the restructuring discussed below, are set forth as follows (dollars in thousands):

Year Ending December 31,

2009	$19,582
2010	—
2011	17,500
2012	35,000
2013	462,089
2014	—
2015	75,000

$609,171

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

Defaults and Forbearance

The Company is currently in default under both its First Lien and Second Lien Credit Agreements. On December 23, 2009, the Company acknowledged defaults on the First Lien Lien Credit Agreement resulting from (x) an over-advance on its Revolver due to a reduction in its borrowing base and consequent failure to make mandatory prepayment to cure, and (y) a failure to pay settlement amounts payable and due upon the termination of its interest rate swaps on December 22, 2009 (see further discussion below). On February 12, 2010, the Company acknowledged a default on the Second Lien Credit Agreement resulting from its failure to make a scheduled interest payment.

On December 23, 2009, the Company entered into a forbearance agreement with the first lien agent and lenders holding a majority in principal amount of the loans under its first lien credit facilities and swap counterparties. That forbearance agreement was subsequently amended on January 22, 2010 and again on March 5, 2010. On February 12, 2010, the Company entered into a separate forbearance agreement with the second lien agent and lenders holding a majority in principal amount of the loans under the second lien credit facility, which was subsequently amended on March 5, 2010. Under each of these forbearance agreements, the agents and lenders (and in the case of the first lien forbearance, the swap counterparties) have agreed to forbear from exercising certain of their rights and agreed to waive some of the existing or prospective defaults until March 31, 2010 unless the forbearance agreement is earlier terminated due to further unanticipated defaults or other factors. The forbearance agreements are short term arrangements that allow the Company to work with the agents and lenders under its senior secured credit facilities to develop a longer-term strategy for restructuring its liabilities. Under the forbearance agreements, the Company agreed, among other things, that:

•	it cannot borrow additional loans or issue additional letters of credit under the credit agreement governing its first lien credit facility;

•	default interest of 2% will accrue on all loans under the credit agreement governing its first and second lien credit facilities and on the swap settlement amounts, in addition to the rate of interest otherwise applicable;

•	certain covenants under the credit agreement governing its first lien credit facility (including those relating to investments, restricted payments, permitted liens, asset sales, subsidiary guarantors, control agreements, and cash expenditures and distributions) will become more restrictive;

•	it will provide additional information to the lenders and their counsel, including among other things a cash flow schedule that is updated weekly;

•	it will limit the amounts and timing of its cash expenditures to the amounts itemized in the cash flow schedule, subject to a variance;

•	it will maintain a minimum cash balance; and

•	it will provide monthly and year-to-date financial information and an updated draft valuation report of its film library.

If the Company is not able to cure all defaults or enter into a new forbearance agreement for each of its credit facilities by March 31, 2010 (or any earlier date that the forbearance agreements may be terminated), then the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. The Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, and any such filing would result in its current equityholders receiving little or no continuing interest in the Company.

On December 23, 2009, the Company terminated its interest rate swap agreements. As of the date of termination, the interest rate swaps had a value of $19.6 million in favor of the swap counterparties, including approximately $1.1 million related to the net interest settlement of the interest rate swaps. Although this $19.6 million was contractually due immediately upon termination of the interest rate swap agreements, such

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

obligation was deferred in connection with the forbearance agreement entered into between the Company and its First Lien Credit Facility lenders.

Interest Rate Swaps

As noted above, on December 23, 2009, the Company terminated its existing interest rate swaps. The Company utilized derivative financial instruments to reduce interest rate risk. The Company did not hold or issue derivative financial instruments for trading purposes. The interest rate swaps held by the Company were initially designated as cash flow hedges and qualified for hedge accounting in accordance with the “Change in Variable Cash Flows Method” in FASB ASC 815-30-35. The critical terms of the interest rate swaps and hedged variable-rate debt coincided and cash flows due to the hedge exactly offset cash flows resulting from fluctuations in the variable rates.

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

On April 21, 2009 (date of amendment), the Company amended its existing interest rate swap agreements and de-designated them as cash flow hedges. As a result of the de-designation, the fair market value of the swaps immediately preceding the amendments was scheduled to be amortized as interest expense in the consolidated statement of operations during the period from April 21, 2009 through April 27, 2010, the maturity date of the original swaps. As of April 21, 2009, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss was $(16.1) million. The difference in fair value of $(4.0) million between the original swaps and the amended swaps on the date of the amendment was immediately recognized as Other income (expense), net in the consolidated statement of operations.

The amended interest rate swap agreements were with three counterparties and continued to cover $435.0 million of the Company’s credit facilities and provided for the exchange of variable rate payments for fixed rate payments. The variable rates were based on one month LIBOR and the weighted average fixed rate was 3.81%. The amended interest rate swaps were set to terminate on April 27, 2010 ($90.3 million), June 27, 2011 ($39.6 million) and April 27, 2012 ($305.1 million). The amended interest rate swaps were not designated as cash flow hedges and, therefore, changes to their fair value were recorded as Other income (expense), net in the consolidated statement of operations.

As noted above, the Company terminated the amended interest rate swaps on December 23, 2009 (date of termination). Through the date of termination, amortization of the interest rate swap value de-designated as a hedge was $10.6 million. Upon the termination, the remaining amount of unamortized interest rate swap value de-designated as a hedge of $5.5 million was immediately recognized as interest expense in the consolidated statement of operations for the year ended December 31, 2009. The $1.5 million change in fair value of the interest rate swaps between the date of amendment and date of termination was recorded to Other income (expense), net.

(12)	Share-based Compensation

The Company’s RHI Entertainment, Inc 2008 Incentive Award Plan (the “Plan”) allows for discretionary grants of stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units (RSUs), performance bonus awards and performance-based awards to employees and consultants of the Company and its qualifying subsidiaries, and to

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

non-employee members of the Board of Directors of the Company. The Company may grant awards for up to 3.7 million shares under the Plan. Any shares distributed pursuant to an award under the Plan may consist, in whole or part, of authorized and unissued shares, treasury shares or shares purchased on the open market.

Stock Options

The Company granted non-qualified stock options in November 2008, June 2009 and December 2009 to certain employees and independent members of its Board of Directors. There were no stock option grants prior to November 2008. The stock options granted have an exercise price of $3.54, $3.16 and $0.73 per share, respectively, and expire 10 years from the date of grant. Stock options granted to employees vest in one-third increments on the anniversary of the grant date in each of the three years following the grant. Stock options granted to members of the Board of Directors vest on the first anniversary of the grant date. The stock options provide for accelerated vesting if there is a change in control (as defined in the Plan). The stock options granted have a grant date fair value of $1.58, $1.37 and $0.71 per share, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. Due to the lack of history for our common stock, the Company estimated the expected volatility of our common stock by using historical volatility of peer companies for the November 2008 and June 2009 grants. For the December 2009, grants, the Company used the volatility of the stock over the previous twelve months. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the stock options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore has used an expected dividend yield of zero in the option valuation model. The fair value of stock options is being amortized on a straight-line basis over the requisite service periods of the awards, which is equal to the vesting periods.

	Grant Date
	Nov. 2008	Jun. 2009	Dec. 2009

Expected volatility	42.04%	43.95%	183.58%
Expected dividends		—	—
Expected Term (in years)	6.00	6.00	6.00
Risk-free rate	2.92%	1.33%	1.32%

On February 9, 2009, the Company granted stock options to its chief executive officer and its newly appointed Chairman of the Board of Directors (Chairman). The Company’s chief executive officer and Chairman were granted 550,000 and 350,000 non-qualified stock options, respectively. All stock options granted to both the Chairman and chief executive officer have an exercise price equal to $4.04 per share, the closing price per share of the Company’s common stock on February 9, 2009 (the date of grant) and expire 10 years from the date of grant. Subject to each recipient’s continued service with the Company, as of each applicable vesting date, 33 1/3% of the stock options will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable upon the attainment of a $14.00 stock price performance hurdle. The stock options provide for accelerated vesting if there is a change in control (as defined in the stock option agreements). The stock options granted were valued using a Monte Carlo simulation model and have grant date fair values associated with each vesting tranche ranging from $2.05 — $2.45 per share.

The Company recorded $815,000 and $35,000 of compensation expense related to non-qualified stock options for the year ended December 31, 2009 and 2008, respectively in its consolidated statements of operations as a

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

component of selling, general and administrative expense. Approximately $312,000 and nil of the expense was capitalized as film production costs during the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there was unrecognized compensation cost of $2.4 million, adjusted for estimated forfeitures, related to non-vested stock options granted. This compensation cost is expected to be recognized over the next three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

No stock options were exercised during the year ended December 31, 2009. The vested and non-vested balance of stock options are as follows as of December 31, 2009:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Units	Price	Term	(000’s)

Non-vested Balance, December 31, 2008	529,154	$3.54	10 yrs
Options granted	933,925	$2.29	—
Options vested	(206,502)	$3.54	—
Options forfeited	(5,645)	$3.54	—

Non-vested Balance, December 31, 2009	1,250,932		9.1 yrs	$—

Vested and exercisable balance, December 31, 2009	206,502	$3.54	8.9 yrs	$—
Expected to vest	1,237,036		9.1 yrs	$—

The weighted average grant date fair value for stock options granted during the year ended December 31, 2009 and 2008 was $2.29, and $1.58, respectively. The weighted average grant date fair value for non-vested stock options as of December 31, 2009 was $2.12.

Restricted Stock Units

The Company issued RSUs in December 2008, June 2009 and December 2009 to certain employees and independent members of its Board of Directors. Each RSU represents the right to receive upon vesting of such RSU, at the Company’s election, one share of RHI Inc. common stock or cash payment equal to the then fair value of one share of RHI Inc. common stock. The RSUs granted to employees vest in one-third increments on the anniversary of the grant date in each of the three years following the grant. RSUs granted to members of the Board of Directors vest on the first anniversary of the grant date. The RSUs provide for accelerated vesting if there is a change in control (as defined in the Plan). The RSUs were valued at $4.93, $3.16 and $0.73 per share, respectively, based on the closing price of the Company’s stock on the date of grant. The fair value of the RSUs is being amortized on a straight-line basis over the requisite service periods of the awards, which is equal to the vesting periods. The RSUs are expected to be settled in common stock and, as such, have been classified as equity.

On February 9, 2009, the Company granted 150,000 and 350,000 RSUs, respectively to its chief executive officer and its Chairman. All RSU’s granted to both the Chairman and chief executive officer have a grant date fair value equal to $4.04 per share, the closing price per share of the Company’s common stock on the date of grant and expire 10 years from the date of grant. Subject to each recipient’s continued service with the Company, as of each applicable vesting date, 33 1/3% of the RSU’s will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the restricted stock units, (i) 1/3 of the shares that become vested on each anniversary date will become transferable immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become transferable upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become transferable upon the attainment of a $14.00 stock

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

price performance hurdle. The RSUs provide for accelerated vesting if there is a change in control (as defined in the RSU agreements).

On December 9, 2009, certain employees of the Company entered into surrender agreements whereby each such employee irrevocably surrendered, cancelled and forfeited any and all of their respective RSUs that were due to vest on December 10, 2009. A total of 100,925 RSU’s were forfeited. Subject to the employees’ continued employment with the Company, the remaining RSUs of each employee will vest on December 10, 2010 (50% of the remaining RSUs) and December 10, 2011 (50% of the remaining RSUs). The RSUs that vest on these future dates have not been surrendered, cancelled nor forfeited and are not subject to the surrender agreements.

In February 2010, the Company’s Chairman and Chief Executive Officer entered into surrender agreements whereby each individual irrevocably surrendered, cancelled and forfeited any and all of their respective RSUs that were due to vest on February 9, 2010. A total of 166,667 RSU’s were forfeited. Subject to the individuals’ continued employment with the Company, the remaining RSUs of each individual will vest on February 9, 2011 and February 9, 2012. The RSUs that vest on these future dates have not been surrendered, cancelled nor forfeited and are not subject to the surrender agreements.

The Company recorded $1.0 million and $32,000 of compensation expense related to RSUs for the year ended December 31, 2009 and 2008, respectively, in its consolidated statements of operations as a component of selling, general and administrative expense. Approximately $327,000 and nil of the expense was capitalized as film production costs during the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there was unrecognized compensation cost of $2.6 million related to RSUs granted. This compensation cost is expected to be recognized over the next three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The vested and non-vested balance of RSU’s are as follows as of December 31, 2009:

		Aggregate
		Intrinsic
		Value
RSUs	Units	(000’s)

Units issued, December 31, 2008	267,198
Units issued	533,925
Units vested	(16,495)
Units surrendered or forfeited	(111,862)

Non-vested Balance, December 31, 2009	672,766	$209

Vested Balance, December 31, 2009	16,495	$12
Expected to vest	497,543	$154

The weighted average grant date fair value for RSU’s granted during the years ended December 31, 2009 and 2008 were $1.69 and $4.93, respectively. Of the 16,495 RSU’s that vested in 2009, shares were not issued for 5,595 pending the completion of certain legal paperwork in 2010.

Other Share-Based Compensation

Concurrent with the Acquisition and the signing of an employment agreement between the Company and its chief executive officer, KRH (then named Holdings) issued to the Company’s chief executive officer 2,800,000 Class B Units of KRH for no consideration. The Class B Units have no voting rights. The 2,800,000 Class B Units were independently valued at $2.4 million as of January 12, 2006. The valuation of the Class B Units was determined by first estimating the business enterprise value as of January 12, 2006 utilizing the income approach (discounted cash flow) and allocating that business enterprise value to the individual equity classes using option pricing theory and the Black-Scholes model. The key assumptions utilized include a business enterprise value of

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

$493.0 million, a $1.00 price per Class B Unit, an estimated time to liquidity of 3.5 years, a risk-free rate of 4.4% and estimated volatility of 28.5%. The $2.4 million fair value was recorded as contributed capital from KRH to the Company. This amount was then immediately expensed as the units were vested upon issuance.

KRH also authorized 1,000 Value Units allocable at the KRH’s Board of Directors’ discretion to members of the Company’s management who hold KRH’s Preferred Units. During the period from January 12, 2006 (inception) through December 31, 2006, 875 Value Units were granted. During 2007, an additional 75 Value Units were granted. During 2008, 75 Value Units were forfeited. The Value Units represent profit interests in KRH that entitle such members to receive a percentage of KRH’s member distributions after the holders of KRH’s Preferred Units and Class B Units have received pre-determined internal rates of return on their investments. The Value Units do not have voting rights and must be forfeited upon termination of a holder’s employment with the Company. The only exception to the aforementioned forfeiture clause is with respect to 250 Value Units granted to the Company’s chief executive officer. In accordance with the chief executive officer’s employment agreement, he may retain up to 250 of his Value Units upon termination if his employment extends through January 12, 2009 and he is not terminated for cause. The independent valuation of the Value Units was determined by first estimating the business enterprise value as of January 12, 2006 utilizing the income approach (discounted cash flow) and allocating that business enterprise value to the individual equity classes using option pricing theory and the Black-Scholes model. The key assumptions utilized include a business enterprise value of $493.0 million, an estimated time to liquidity of 3.5 years, a risk-free rate of 4.4% and estimated volatility of 28.5%. The price per unit assumption is not applicable to Value Units because no capital contributions are required upon grant or exercise. The $5.8 million grant date fair value of the 250 Value Units will be recorded as contributed capital from KRH’s to the Company over the three year vesting period. Approximately $58,000, $1.0 million, $926,000 and $1.9 million was amortized during the year ended December 31, 2009 (Successor), the period from June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor), respectively, of which approximately 50% was classified as selling, general and administrative expense on the Company’s consolidated statement of operations and 50% was capitalized as film production cost overhead. Accounting for the remaining 625 Value Units granted will occur when such future distributions to the Value Unit holders occur, if any, because they have no vesting provisions and are forfeitable upon termination.

(13)	Retirement Plan

The Company has a savings and investment plan (401(k) plan), which allows eligible employees to allocate up to 50% of their salary through payroll deductions. The Company matches 50% of employees’ pre-tax contributions, up to plan limits. During the year ended December 31, 2009 (Successor), the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor), the Company matched 50% of employees’ pre-tax contributions totaling approximately $304,000, $128,000, $267,000 and $390,000, respectively. The Company may make additional matching contributions of up to 50% at the discretion of its Board of Directors. The Company made additional matching contributions of $390,000 for the year ended December 31, 2007. There is no accrual for additional matching contributions for either of the years ended December 31, 2008 or 2009 as the Board of Directors elected not to make the match.

(14)	Related Party Transactions

In 2006, the Company agreed to pay Kelso an annual management fee of $600,000 in connection with planning, strategy, oversight and support to management (financial advisory agreement). This management fee was paid on a quarterly basis. A total of $287,000 and $600,000 of this management fee was recorded as management fees paid to related parties in the consolidated statements of operations for the period from January 1, 2008 through June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor), respectively.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

As discussed in Note 1, KRH provided notice to RHI Inc. on December 14, 2009, of its intent to exercise its Exchange Right for 100% of its 9,900,000 membership units in Holdings II. On December 15, 2009, the Board of Directors of RHI Inc. determined that it was in the best interest of the Company. to issue KRH shares of RHI Inc. common stock, and authorized and approved the issuance of such shares in exchange for the surrender and transfer of the 9,900,000 membership units by KRH. On December 22, 2009, RHI Inc. issued 9,900,000 shares of its common stock to KRH. RHI Inc. and KRH are parties to a tax receivable agreement that provides for the payment by RHI Inc. to KRH of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RHI Inc. realizes as a result of any increase in tax basis it receives as a result of any exchange of KRH membership interest in Holdings II. Although the tax receivable agreement is still in effect, there should be no prospective implications with respect to this agreement for RHI Inc. as KRH’s exchange did not result in an increase in RHI’s tax basis in its membership interest in Holdings II.

(15)	Income Taxes

The provision for income taxes for the period for the year ended December 31, 2009 (Successor), June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), and the year ended December 31, 2007 are as follows (dollars in thousands):

		Successor
		Period from
	Successor	June 23,	Predecessor	Predecessor
	Year Ended	2008 to	Period from	Year Ended
	December 31,	December 31,	January 1,	December 31,
	2009	2008	2008 to June 22,2008	2007

Current tax provision (benefit)
Federal	$1	$952	$(974)	$(320)
State and local	1,798	479	125	1,168
Foreign	1,580	845	889	1,930

Total current	3,379	2,276	40	2,778

Deferred tax provision (benefit)
Federal	3,439	(45)	(1,440)	(1,241)
State and local	476	8	(118)	(113)
Foreign	—	—	—	—

Total deferred	3,915	(37)	(1,558)	(1,354)

Total tax provision (benefit)	$7,294	$2,239	$(1,518)	$1,424

The tax provisions for the period for the year ended December 31, 2009 (Successor), June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor) include foreign withholding taxes of approximately $1.4 million, $765,000,

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

$811,000, and $1.8 million, respectively. These taxes represent withholding taxes deducted from license fees received from non-U.S. customers.

The following is a reconciliation of the provision for income taxes to the statutory federal income tax rate for the period for the year ended December 31, 2009 (Successor), June 23, 2008 to December 31, 2008 (Successor), the period from January 1, 2008 to June 22, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor), are as follows (dollars in thousands):

		Successor	Predecessor
		Period from	Period from
	Successor	June 23,	January 1,	Predecessor
	Year Ended	2008 to	2008 to	Year Ended
	December 31,	December 31,	June 22,	December 31,
	2009	2008	2008	2007

Benefit on loss before income taxes at statutory federal income tax rate	$(144,196)	$(20,567)	$(8,068)	$(7,199)
Earnings not subject to tax at partnership level prior to June 23, 2008, the date of to IPO	—	—	6,493	7,699
Goodwill impairment charge	—	9,735	—	—
Loss of non-controlling interest	61,569	9,476	—	—
State and local income taxes, (net of federal benefit)	1,197	321	5	703
Foreign income and withholding taxes net of U.S. foreign tax credits	960	—	58	144
Change in valuation allowance	87,571	2,985	—	—
Other	193	289	(6)	77

Total Tax Provision	$7,294	$2,239	$(1,518)	$1,424

The components of deferred tax assets are as follows (dollars in thousands):

	Successor	Successor
	December 31,	December 31,
	2009	2008

Net operating losses	$29,175	$3,011
Excess of tax over book basis — investment in Holdings II	124,933	23,950
Film production costs	4,421	667
Deferred revenue	2,997	3,120
Accrued liabilities and reserves	1,196	2,166
Other	1,092	453

	163,814	33,367
Less: Valuation allowance	(163,681)	(28,321)

Net deferred tax asset	$133	$5,046

In accordance with FASB ASC 740 “Accounting for Income Taxes”, the Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. FASB ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

future profitability and the duration of statutory carryforward periods. In making such judgments, significant weight is given to evidence that can be objectively verified.

Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The Company’s ability to realize its deferred tax assets depends on its ability to generate sufficient taxable income within the carryback or carryforward periods. The Company has considered the following possible sources of taxable income when assessing realization of its deferred tax assets: future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and taxable income in prior carryback years.

The $130.4 million increase in gross deferred tax assets during the year ended December 31, 2009 (Successor) was primarily attributable to the tax effects of a $26.2 million increase in net operating loss carryforwards plus a $101.0 million increase in temporary book versus tax basis differences in the investment in Holdings II, which is predominately comprised of the impairment of the film library and the increase in ownership as a result of the KRH Exchange. The deferred tax assets are offset by a valuation allowance of $163.7 million and $28.3 million at December 31, 2009 and December 31, 2008, respectively. The valuation allowance at December 31, 2009 (Successor) reflects an increase of $135.4 million from the year ended December 31, 2008 (Successor) due to the uncertainty of realizing the tax benefits associated with certain book versus tax basis temporary differences and net operating loss carryforwards attributable in light of the cumulative losses in recent years and the Company’s ability to continue as a going concern. A deferred tax asset of $133,000 is recorded related to foreign tax credits which can be carried back against prior year taxes. If and when the Company’s operating performance improves on a sustained basis, its conclusion regarding the need for this valuation allowance could change, resulting in the reversal of some or all of the valuation allowances in the future. The utilization of a portion or all of the net operating loss carryforwards and other temporary differences may be subject to limitation under U.S. federal income tax laws.

At December 31, 2009 Holdings II had a New York City UBT net operating loss carry forward of $63.1 million. This loss will be carried forward and will expire beginning in 2028. The net operating loss was primarily related to the exclusion of intercompany royalty income. Management expects this loss carryforward to expire unused. In addition, at December 31, 2009, the Company had corporate federal, state and local net operating losses of $109.0 million. These losses will be carried forward and will begin to expire in 2028. The New York State and New York City net operating loss was primarily related to the exclusion of intercompany royalty income. Management expects the entire $109.0 million of these corporate federal, state and local loss carryforwards to expire unused.

Effective January 1, 2007, the Company adopted new standards which prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns, which are included in FASB ASC 740-10-25. For each tax position, an enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. The adoption of the new standards had no impact on the consolidated financial statements of the Company.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (dollars in thousands):

		Successor	Predecessor
		Period from	Period from
	Successor	June 23,	January 1,
	Year Ended	2008 to	2008
	December 31,	December 31,	to June 22,
	2009	2008	2008

Balance at beginning of period	$1,579	$1,579	$1,579
Increases/decreases in unrecognized tax benefit related to current period	—	—	—
Increases/decreases in unrecognized tax benefit of prior periods	$1,140	—	—
Decreases related to settlements and due to a lapse of the applicable statute of limitations	—	—	—

Balance at end of period	$2,719	$1,579	$1,579

The total unrecognized tax benefits of $2.7 million, if recognized, would have a favorable effect on the Company’s effective tax rate.

The Company’s practice is to recognize interest and penalties associated with income taxes as a component of income tax expense. At December 31, 2009 and December 31, 2008, approximately $1.0 million and $740,000, respectively, was accrued in the Company’s consolidated balance sheet for the payment of interest and penalties associated with income taxes.

The Company anticipates $586,000 will reverse within twelve months as a result of the expected completion of a state income tax examination.

The Company files federal income tax returns in the U.S. and various state, local and foreign income tax returns. Successor Company and Holdings II’s 2009 and 2008 taxable years remain subject to examination by the U.S. Internal Revenue Service and the state and local tax authorities until the expiration of the relevant statute of limitations. RID’s 2008 taxable year remains subject to examination by the U.S. Internal Revenue Service and RID’s 2008, 2007 and 2006 taxable years remain subject to examination by the state and local tax authorities until the expiration of the relevant statute of limitations.

(16)	Commitments and Contingencies

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

(a)	Putative Shareholder Class Action Lawsuit

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

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

(b)	ION Settlement

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

The Settlement Payment represents the net amounts owed to ION by the Company associated with the Company’s final $3.5 million minimum guarantee payment and $3.3 million of minimum advertising spending commitments net of $4.3 million owed by ION to the Company related to the Company’s June 30, 2009 accounts receivable balance associated with advertising sales of the Company’s programming on ION. A net gain of approximately $1.0 million was recorded for the year ended December 31, 2009, resulting from the settlement of any assets and liabilities related to the License.

(c)  Flextech Litigation

On April 7, 2009, RHI Entertainment Distribution, LLC and RHI Entertainment, LLC were served with a Complaint filed in the United States District Court for the Southern District of New York alleging that they had breached an agreement with Flextech Rights Limited (“Flextech”), a British distributor, by failing to make the second of two installment payments. A judgment in the amount of approximately $0.9 million was entered against the defendants on February 17, 2010, for which the Company has accrued as of December 31, 2009.

(d)  MAT IV Litigation

On February 22, 2010, RHI Entertainment Distribution, LLC was served with a Complaint filed in the United States District Court for the Southern District of New York alleging that the Company had breached a contract with MAT Movies and Television Productions GmnH & Co. Project IV KG (“MAT IV”), a German investment fund, by failing to pay amounts due under an agreement dated September 25, 2009. The Complaint seeks approximately $7.0 million in damages, for which the Company has accrued as of December 31, 2009, plus interest and attorneys’ fees.

(e)  Restructuring

The Company has been actively engaged in discussions with our lenders and others regarding an anticipated restructuring. As part of this restructuring effort, we have sought to defer certain payment deadlines and may fail to make certain payments when due. As a result, we could face litigation from creditors, including but not limited to production partners, lenders and labor unions.

(f)	Lease Commitments

The Company leases office facilities and various types of office equipment under noncancelable operating leases. The leases expire at various dates through 2019, and some contain escalation clauses and renewal options.

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

Rent expense amounted to approximately $2.9 million $1.4 million, $1.4 million and $3.0 million for the year ended December 31, 2009 (Successor), the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor), respectively. The Company has historically subleased office space. Sublease income amounted to approximately $267,000, $418,000, $439,000 and $1.0 million for the year ended December 31, 2009 (Successor), the period from June 23, 2008 through December 31, 2008 (Successor), the period from January 1, 2008 through June 22, 2008 (Predecessor) and the year ended December 31, 2007 (Predecessor), respectively. As of December 31, 2009, the Company did not sublease any office space. At December 31, 2009, the minimum annual rental commitments under the leases are as follows (dollars in thousands):

2009	$3,766
2010	3,664
2011	3,541
2012	3,479
2013	3,528
Beyond 2013	16,248

Total	$34,226

(17)  Quarterly Financial Data (Unaudited)

Certain quarterly information is presented below.

	Successor
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenue
Production revenue	$—	$11,832	$2,576	$21,385
Library revenue	13,003	10,851	6,932	11,193

Total	13,003	22,683	9,508	32,578
Gross (loss) profit	(435)	4,196	(8,172)	(330,939)
Loss from operations	(11,715)	(3,011)	(17,007)	(340,285)
Net loss	$(12,702)	$(8,621)	$(16,746)	$(213,045)
Loss per share:
Basic	(0.94)	(0.64)	(1.24)	(14.61)
Diluted	(0.94)	(0.64)	(1.24)	(14.61)

RHI ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements — (Continued)

	Predecessor		Successor
	Three Months			Three Months	Three Months
	Ended	Period from	Period from	Ended	Ended
	March 31,	4/1/2008 to	6/23/2008 to	September 30,	December 31,
	2008	6/22/2008	6/30/2008	2008	2008

Revenue
Production revenue	$4,941	$1,661	$932	$21,833	$50,124
Library revenue	17,280	49,363	1,489	31,693	47,120

Total	22,221	51,024	2,421	53,526	97,244
Gross profit	4,643	19,206	1,118	15,279	32,521
(Loss) income from operations	(8,753)	5,842	(5,650)	5,151	(40,392)
Net loss	$(20,194)	$(2,018)	$(3,740)	$(3,507)	$(28,948)
Loss per share:
Basic	N/A	N/A	(0.28)	(0.26)	(2.14)
Diluted	N/A	N/A	(0.28)	(0.26)	(2.14)

RHI Entertainment, INC.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation RHI Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
3.2		Amended and Restated By-Laws of RHI Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.1		Amended and Restated Limited Liability Company Operating Agreement of RHI Entertainment Holdings II, LLC by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.2		Tax Receivable Agreement by and among RHI Entertainment, Inc., RHI Entertainment Holdings II, LLC and KRH Investments LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.3		Registration Rights Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.4		Director Designation Agreement by and between RHI Entertainment, Inc. and KRH Investments LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.5		Membership Subscription Agreement by and among RHI Entertainment, Inc., KRH Investments LLC and RHI Entertainment Holdings II, LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.6		RHI Entertainment Senior Executive Bonus Plan, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10.7		Amended and Restated RHI Entertainment, Inc. 2008 Equity Incentive Award Plan, dated as of May 12, 2009 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on April 15, 2009).
10.8		Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as Amended and Restated as of April 13, 2007, by and among RHI Entertainment, LLC, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank, J.P. Morgan Securities Inc, as Sole Bookrunner and Sole Lead Arranger, The Royal Bank of Scotland PLC, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
10	.8(a)	Amendment No. 1 dated October 12, 2007 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on November 11, 2007).
10	.8(b)	Amendment No. 2 dated May 29, 2008 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 and amended thereto, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.13(b) to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 30, 2008).

Exhibit
Number		Description

10	.8(c)	Amendment No. 3 dated November 11, 2008 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 and amended thereto, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders.
10	.8(d)	Amendment No. 4 dated March 2, 2009 to the Amended and Restated First Lien Credit, Security, Guaranty and Pledge Agreement, dated as of January 12, 2006, as amended and restated as of April 13, 2007 and amended thereto, among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Issuing Bank and as Administrative Agent for the Lenders.
10.9		Credit, Security, Guaranty and Pledge Agreement (Second Lien Credit Agreement), among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders and J.P. Morgan Securities Inc, dated June 23, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10	.9(a)	Amendment No. 1 dated August 7, 2008 to the Credit, Security, Guaranty and Pledge Agreement (Second Lien Credit Agreement) dated as of June 23, 2008 among RHI Entertainment, LLC, the Guarantors referred to therein, the Lenders referred to therein and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.9(a) to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10	.9(b)	Successor Agent Agreement and Second Amendment to Credit, Security, Guaranty and Pledge Agreement (Second Lien Credit Agreement), dated February 12, 2010, among RHI Entertainment, LLC, its subsidiaries party to the Second Lien Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust FSB, as successor administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 16, 2010).
10.10		Amended and Restated Intercreditor Agreement dated as of April 13, 2007 by and among JP Morgan Chase Bank, N.A., as administrative agent and collateral agent for the First Priority Secured Parties, JP Morgan Chase Bank, N.A., as administrative and collateral agent for the Second Priority Secured Parties, and RHI Entertainment, LLC, as the Borrower (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
10.11		Replacement Amended and Restated Intercreditor Agreement, among JPMorgan Chase Bank, N.A. as administrative agent and collateral agent for the First Priority Secured Parties (as defined therein), JPMorgan Chase Bank, N.A., as administrative and collateral agent for the Second Priority Secured Parties (as defined therein), RHI Entertainment, LLC, as the Borrower, the Guarantors referred to therein, the Credit Parties (as defined therein), KRH Investments LLC (f/k/a RHI Entertainment Holdings, LLC) and RHI Entertainment Holdings II, LLC, dated as of June 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ending June 30, 2008 filed with the SEC on August 7, 2008).
10	.11(a)	Assignment of Intercreditor Agreements, dated February 12, 2010, among JPMorgan Chase Bank, N.A., as administrative agent for the lenders under the Second Lien Credit Agreement, and Wilmington Trust FSB, as successor administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 16, 2010).
10.12		Forbearance Agreement, dated December 23, 2009, among RHI Entertainment, LLC, its subsidiaries party to the Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on December 24, 2010).
10	.12(a)	Amendment No. 1 to the Forbearance Agreement, dated January 22, 2010, among RHI Entertainment, LLC, its subsidiaries party to the Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on January 28, 2010).

Exhibit
Number		Description

10	.12(b)	Amendment No. 2 to the Forbearance Agreement, dated as of February 26, 2010 (executed March 5, 2010), among RHI Entertainment, LLC, its subsidiaries party to the Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on March 11, 2010).
10.13		Forbearance Agreement, dated February 12, 2010, among RHI Entertainment, LLC, its subsidiaries party to the Second Lien Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party thereto and Wilmington Trust FSB, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 16, 2010).
10	.13(a)	Amendment No. 1 to the Forbearance Agreement, dated as of February 26, 2010 (executed March 5, 2010), among RHI Entertainment, LLC, its subsidiaries party to the Second Lien Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party thereto and Wilmington Trust FSB, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Form 8-K filed with the SEC on March 11, 2010).
10.14		Amended and Restated Employment Agreement between Robert A. Halmi, Jr. and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on November 19, 2007).
10	.14(a)	Amendment to the Amended and Restated Employment Agreement of Robert A. Halmi, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on December 12, 2008).
10.15		Amended and Restated Employment Agreement between Peter N. von Gal and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on November 19, 2007).
10	.15(a)	Amendment to the Amended and Restated Employment Agreement between Peter N. von Gal and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Form 8-K filed with the SEC on December 12, 2008).
10.16		Employment Agreement, dated November 2, 2009, between William J. Aliber and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on November 6, 2009).
10.17		Employment Agreement between Joel E. Denton and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
10.18		Employment Agreement between Henry S. Hoberman and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 2, 2008).
10.19		Agreement and General Release between Anthony Guido and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 2, 2008).
10.20		Letter Agreement between Jeffrey Sagansky and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 9, 2009).
10.21		Settlement Agreement & Release between RHI Entertainment Distribution, LLC and ION Media Networks, Inc., dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on August 12, 2009.
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).
21	.1*	List of Subsidiaries.
23	.1*	Consent of KPMG LLP.

Exhibit
Number		Description

31	.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

IV-4