Form 10-K/A
period 2009-12-31
RHI Entertainment, Inc.
filed 2010-04-30
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 001-34102
RHI ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4614616 (I.R.S. Employer Identification No.)

1325 Avenue of Americas,
21st Floor New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:
(212) 977-9001
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Stock Exchange
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
     Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Based on the closing sales price of $3.19 per share on June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $43,081,269 million. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 23,416,999 as of March 9, 2010.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
RHI Entertainment, Inc. (the “Company”) filed a Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”) with the Securities and Exchange Commission on March 26, 2010. This Amendment No. 1 is being filed for the purpose of providing the information required by Part III of Form 10-K that was not included in the Original Filing. The Part III information omitted from the Original Filing was intended to be incorporated by reference to a Company Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), however, a Proxy Statement will not be filed within 120 days after the end of the fiscal year ended December 31, 2009 and the information is therefore provided herein.
For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Items 10 through 14 of the Original Filing have been amended and restated in their entirety. The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

ii

RHI ENTERTAINMENT, INC.
FORM 10-K

iii

PART III
Item 10. Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
Directors With Terms Expiring in 2010
     Thomas M. Hudgins, age 70, has been a director of RHI since June 2008. Mr. Hudgins retired from Ernst & Young in 2002 after a thirty-five year career with the accounting firm. As one of Ernst & Young’s partners, Mr. Hudgins served multi-national client companies and held numerous management positions at the firm. From 1993 to 1998, he served as office managing partner of Ernst & Young’s New York office. Mr. Hudgins also was a member of Ernst & Young’s international executive committee for its global financial services practice. Mr. Hudgins served on the Aurora Foods, Inc.’s Board from 2003 to 2004 and on the Board of Foamex International Inc., a publicly listed company, from 2004 to 2009. He is currently a member of the Board of Harbinger Group Inc., a publicly listed company. Mr. Hudgins qualifies as an audit committee financial expert and also serves on Harbinger’s audit committee.
     Mr. Hudgins brings more than 35 years of accounting and finance experience to the Board. Along with his years of experience with the accounting firm of Ernst & Young, Mr. Hudgins has also served as a director of three other public companies.
     J. Daniel Sullivan, age 59, has been a director of RHI since August 2008. Mr. Sullivan has been the Chairman and Chief Executive Officer of Titan Broadcast Management since October, 2008. He is also currently a member of the Board of Ellis Communications, a communications and regional sports production company. Additionally, Mr. Sullivan has been a private investor and consultant specializing in advising various equity funds on media investments since 2004. Prior to that, he served as President & Chief Executive Officer of Quorum Broadcasting Company, Inc. from 1998 to 2004. Mr. Sullivan also served as President & Chief Executive Officer of Sullivan Broadcasting Company, Inc. from 1996 to 1998.
     Mr. Sullivan has extensive experience in the television broadcasting industry and brings entrepreneurial business knowledge to the Board. Over the past 20 years, Mr. Sullivan has founded three large broadcasting companies: Clear Channel Television, which has 24 stations, Sullivan Broadcasting Company, which has 18 stations, and Quorum Broadcasting Company, which has 16 stations.
Directors With Terms Expiring in 2011
     Robert A. Halmi, Jr., age 53, has served as a director of RHI since August 2007 and has served as President & Chief Executive Officer of RHI and its predecessor companies for over fifteen years. In 1992, Mr. Halmi became President of RHI Entertainment, Inc., a publicly traded entertainment company founded by his father, Robert Halmi, Sr. In 1994, RHI was acquired by Hallmark Cards and Mr. Halmi became President, Chief Executive Officer and a director of Hallmark Entertainment. During his tenure at Hallmark Entertainment, Mr. Halmi also served as non-executive chairman of Crown Media, from May 2000 until the end of 2004. He continued his role as President & Chief Executive Officer of Hallmark Entertainment until January 2006, when he, along with members of senior management and affiliates of Kelso, acquired the company and re-launched it as RHI Entertainment, LLC. Mr. Halmi received a Bachelor of Arts degree from Syracuse University.
     Mr. Halmi has led RHI and its predecessor companies for over fifteen years. He has vast experience developing, producing and distributing made-for-television movies and miniseries. Mr. Halmi provides an insider’s perspective on the broadcasting and entertainment industry in Board discussions about the business and strategic direction of the Company and has experience in all aspects of the Company’s business.
     Michael B. Goldberg, age 63, has served as director of RHI since August 2007. He joined Kelso in 1991 as a Managing Director. Prior to joining Kelso, he spent two years as a Managing Director and co-head of the mergers and acquisitions department at The First Boston Corporation. From 1977 to 1988, Mr. Goldberg practiced corporate law in the mergers and acquisitions group of Skadden, Arps, Slate, Meagher & Flom, becoming Partner in 1980. He was an associate at Cravath, Swaine & Moore from 1972 to 1977. Mr. Goldberg received a Bachelor of Science degree in Business Administration (Finance) with high honors from the University of Florida and a Juris Doctorate from the University of Virginia, where he was a member of the Order of the Coif and the Law Review. Mr. Goldberg is currently a director of Buckeye Partners, L.P.
     As a private equity executive and former investment banker, Mr. Goldberg possesses significant expertise in finance and the operation of capital markets. As an attorney, he also brings legal acumen to the Board.
     Jeff Sagansky, age 58, has served as non-executive Chairman of the Board of RHI since February 2009. He has a career encompassing over 30 years as an investor and executive in the film, television and digital media business. He serves as Chairman of Elmtree Partners, a private casino development company and Chairman of Winchester Film Capital, a private motion picture financing company. From September 2007 to February 2009, he served as Co-Chairman of the Board of Peace Arch Entertainment Group, Inc. (“Peace Arch”) and he served as the interim Chief Executive Officer of Peace Arch from November 2007 to July 2008. From 2002 to 2003, he was Vice Chairman of Paxson Communications. From 1998 to 2002, Mr. Sagansky served as CEO of Paxson Communications. He is currently a director of Scripps Networks Interactive, Inc., a publicly traded company, and serves on its audit committee and corporate governance committee. Mr. Sagansky earned a Bachelor of Arts from Harvard College and a Masters in Business from Harvard Business School.
     Mr. Sagansky brings significant production, investor and executive experience in the film, television and digital media businesses. A proven leader, Mr. Sagansky has successfully directed a number of industry-leading companies, including serving as the Co-President of Sony Pictures, President of CBS Entertainment, President and CEO of Paxson Communications (now ION Media Networks) as well as President of Tri-Star Entertainment. He is a founder of Electric Farm Entertainment, a digital production company. Mr. Sagansky has specific and extensive expertise in the development of business strategy and content in the media and entertainment industry.
Directors With Terms Expiring in 2012
     Jeffrey C. Bloomberg, age 62, has served as director of RHI since June 2009. Mr. Bloomberg is a Principal, Managing Director and Office of the Chairman at Gordon Brothers Group L.L.C., a global advisory, restructuring and investment firm specializing in the retail, consumer products, industrial and real estate sectors. Prior to joining Gordon Brothers Group, Mr. Bloomberg worked in investment banking for nearly twenty years beginning at Lehman Brothers and then serving his final fifteen years on Wall Street with Bear Stearns, where he was a General Partner and Senior Managing Director for the Retail and Consumer Products Sectors. In addition, he was a member of Bear Stearns’ Valuation Committee. He is a current or former board member of Tweeter Home Entertainment Group, Inc. and Nortek, Inc. He is a graduate of Dartmouth College and has an MBA from Harvard Business School. He has been active in a number of community organizations and currently serves on the Boards of The Boys and Girls Clubs of Greater Boston and Facing History and Ourselves.
     The Board elected Mr. Bloomberg as a director in June 2009 due to his leadership skills, financial markets acumen and restructuring experience.
     Russel H. Givens, Jr., age 63, has been a director of RHI since August 2008. A veteran of the cable telecommunications industry with over twenty years experience in key executive posts including operations, marketing and programming with several major media companies, Mr. Givens retired in 2004. Prior to his retirement, Mr. Givens served in various senior management roles at Crown Media International from 1998-2004; his most recent role was President & Chief Executive Officer from 2000 to 2004. Previously, he served as Executive Vice President & Chief Operating Officer from 1998 to 2000. Before joining Crown Media, Mr. Givens served as Vice President, European Cable/Telephony, for Media One International (based in London, England) from 1994 to 1998. He holds a bachelor’s degree in Mathematics from Morehouse College and a Master’s degree in Urban Administration from Occidental College.
     Mr. Givens’ experience as a former chief executive officer in the media industry provides him with an invaluable perspective on RHI’s business and operations.

EXECUTIVE OFFICERS
     Set forth below is information regarding the current executive officers of the Company.

Name	Age	Position

Robert A. Halmi, Jr.	53	President, Chief Executive Officer & Director
Peter N. von Gal	52	Chief Operating Officer
William J. Aliber	48	Chief Financial Officer
Joel E. Denton	46	President, Production & Distribution
Henry S. Hoberman	49	Executive Vice President, General Counsel & Secretary
     Robert A. Halmi, Jr.’s biographical information is provided above under the heading “Board of Directors.”
     Peter N. von Gal. Peter von Gal joined RHI’s predecessor company, Hallmark Entertainment, in 1994 and has served as Chief Operating Officer since 1996. Prior to joining Hallmark Entertainment, he was Vice President-Director of Sales & Marketing at the Univision Television Network from 1988 to 1994. Mr. von Gal received a Bachelor of Science degree in Economics and Business Administration from Wagner College.
     William J. Aliber. William Aliber has served as RHI’s Chief Financial Officer since he joined the Company in 2006. Prior to his tenure at RHI Inc., Mr. Aliber served as Executive Vice President & Chief Financial Officer of Crown Media since May 2000. Before his employment at Crown Media, Mr. Aliber was Executive Vice President & Chief Financial Officer of Crown Media International and Vice President & Chief Financial Officer of Hallmark Entertainment. Mr. Aliber also served as Director of Corporate Finance for Hallmark Cards from 1995-1996. Mr. Aliber holds a Masters of Business Administration degree from the University of Chicago and a Bachelor of Arts degree from Brown University.
     Joel E. Denton. Joel Denton joined RHI’s predecessor company, Hallmark Entertainment, in 1995 and has served as President of Production & Distribution since 2002. Prior to joining Hallmark Entertainment, Mr. Denton spent five years at ITEL, a joint venture between Time Warner, Inc. and MAI (now United News and Media plc). Mr. Denton received a Bachelor of Arts degree from Warwick University.
     Henry S. Hoberman. Henry Hoberman joined RHI in February 2008 as Executive Vice President and General Counsel and was appointed Secretary shortly thereafter. Prior to joining RHI, he was Senior Vice President at ABC, Inc./The Walt Disney Company, serving in various positions of increasing responsibility from 1998 to 2008. He was a Partner in the Media and Communications Group of Baker & Hostetler LLP from 1992 to 1998 and an Assistant United States Attorney for the District of Columbia from 1989 to 1992. Mr. Hoberman holds a Juris Doctorate from University of Pennsylvania Law School and a Bachelor of Arts degree in English Literature from the University of Pennsylvania.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     The members of the Board, the executive officers of the Company and persons who hold more than ten percent of the Company’s common stock (collectively, the “Reporting Persons”) are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Company’s securities on Form 3 and transactions in the Company’s securities on Forms 4 or 5. Based solely on its review of the copies of such forms received by it and any written representations from the Company’s executive officers and directors, the Company believes that, for the fiscal year ended December 31, 2009, the Section 16(a) filing requirements were complied with by all Reporting Persons during and with respect to the year.
CORPORATE GOVERNANCE
Board Independence
     The Corporate Governance and Nominating Committee reviews on a regular basis the relationships that each director has with the Company either directly or as a partner, member, stockholder, director or officer of an entity or organization that has a relationship with the Company and makes recommendations to the Board about the independence of each director.
     The Board currently consists of seven members. The Board has determined that Messrs. Bloomberg, Givens, Sullivan and Hudgins qualify as independent directors under the applicable rules promulgated by the SEC and the NASDAQ listing requirements. In making its independence determinations, the Board reviewed information regarding transactions and relationships provided by the directors, Company records and publicly available information. None of the independent directors has a relationship with the Company other than as a director and/or a stockholder.
Board Leadership Structure and Risk Oversight
     Pursuant to the Company’s Amended & Restated Bylaws (the “By-Laws”), the Board determines the appropriate board leadership structure for the Company. We recognize that different board leadership structures may be appropriate for companies in different situations.
     Robert A. Halmi, Jr. served as the Company’s President, Chief Executive Officer and Chairman of the Board from the Company’s initial public offering in January 2006 until February 2009, when the Board elected Jeff Sagansky as the non-executive Chairman of the Board. Since February 2009, Mr. Halmi has continued to serve as the Company’s President and Chief Executive Officer. Our current leadership structure permits the Chief Executive Officer to focus his attention on running the Company and permits the Chairman to run the Board. Accordingly, we believe our current leadership structure, with Mr. Halmi serving as President and Chief Executive Officer and Mr. Sagansky serving as non-executive Chairman of the Board, is the optimal structure for RHI at this time.
     The Board is responsible for overseeing the Company’s risk management processes, and the Audit Committee assists the Board in fulfilling this responsibility. In accordance with its charter, the Audit Committee regularly discusses with management the policies and processes with respect to risk assessment and risk management and steps taken to monitor and control such exposures. The Audit Committee reports regularly to the full Board on these matters. The Audit Committee and the full Board focus on the most significant risks facing the Company and the Company’s general risk management strategy. While the Board oversees our overall risk management strategy, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company.
Board Meetings
     The Board met nine times in 2009, and all incumbent directors participated in more than 75 percent of the total number of meetings of the Board and committees on which they served.

Corporate Governance Guidelines and Codes of Conduct and Ethics
     The Board has adopted Corporate Governance Guidelines to assist the Board in the exercise of its responsibilities. Since September 2007, the Company has had a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all directors, management, officers and employees of the Company. The Corporate Governance Guidelines and the Code of Ethics are posted on the Company’s website at www.rhitv.com — Investor Relations — Corporate Governance and can also be obtained in print by request from the Company using the contact details below.
Policy on Attending the Annual Meeting
     Under the Corporate Governance Guidelines, the Company’s policy is for directors to attend the Annual Meeting of Stockholders. All of the directors then in office attended the 2009 Annual Meeting.
Communicating with the Board
     Any stockholder or other interested party who desires to communicate with the Board, the independent directors, or the non-management directors regarding the Company can do so by writing to such person(s) at the following address:
Board/Independent Directors/Non-Management Directors
c/o Executive Vice President, General Counsel & Secretary
RHI Entertainment, Inc.
1325 Avenue of the Americas, 21st Floor
New York, New York 10019
Phone: 212-977-9001
Fax: 212-261-9110
     Communications with the Board, the independent directors or the non-management directors are screened and can be sent anonymously. Such communications will be distributed to the specific Director(s) requested by the shareholder or, if generally to the Board, to other members of the Board as may be appropriate depending on the material outlined in the shareholder communication.
Committees of the Board
     There are three standing committees of the Board: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Board maintains charters for each of its standing committees, which are available on our website at www.rhitv.com — Investor Relations — Corporate Governance and can also be obtained in print from the Company upon request using the contact details above. The Board has determined that all members of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee qualify as independent directors as required by the applicable rules promulgated by the SEC and by the NASDAQ listing requirements.
Audit Committee
     The Audit Committee appoints, in its sole discretion, the Company’s independent auditors and is responsible for the compensation, retention and oversight of the work of the independent auditors and for any special assignments given to such auditors. The Audit Committee also reviews the annual audit and its scope, including the independent auditor’s letter of comments and management’s responses thereto; approves any non-audit services provided to the Company by its independent auditors; reviews possible violations of the Company’s business ethics and conflicts of interest policies; reviews any major accounting changes made or contemplated; and reviews the effectiveness and efficiency of the Company’s internal audit staff. In addition, the Audit Committee confirms that no restrictions have been imposed by Company personnel on the scope of the independent auditors’ examinations. The Audit Committee is also responsible for the review and approval of related party transactions.

     The current members of the Audit Committee are Messrs. Hudgins (Chairman), Bloomberg and Givens. Each member is “independent” as defined in, and is qualified to serve on the committee under, applicable rules promulgated by the SEC and by the NASDAQ listing requirements. Each member is financially literate and possesses accounting or related financial management expertise, and Mr. Hudgins has been determined by the Board to qualify as an “audit committee financial expert” as defined by the SEC. The Audit Committee met seven times in 2009.
     The Audit Committee can be contacted regarding accounting, internal accounting controls or other auditing matters as follows:
The Audit Committee
c/o Executive Vice President, General Counsel & Secretary
RHI Entertainment, Inc.
1325 Avenue of the Americas, 21st Floor
New York, New York 10019
Phone: 212-977-9001
Fax: 212-261-9110
Nominating and Corporate Governance Committee
     The Nominating and Corporate Governance Committee identifies and recommends individuals qualified to serve as members of the Board and assists the Board in reviewing the composition of the Board and its committees, monitoring a process to assess Board effectiveness and developing and implementing the Company’s Corporate Governance Guidelines. Members of the Nominating and Corporate Governance Committee are Messrs. Hudgins, Givens and Sullivan (chair). The Committee did not have a formal meeting in 2009.
The Nominating and Corporate Governance Committee can be contacted as follows:
The Nominating and Corporate Governance Committee
c/o Executive Vice President, General Counsel & Secretary
RHI Entertainment, Inc.
1325 Avenue of the Americas, 21st Floor
New York, New York 10019
Phone: 212-977-9001
Fax: 212-261-9110
Compensation Committee
     The Compensation Committee advises the Board with respect to the compensation to be paid to the directors and executive officers of the Company and is responsible for advising the Board on the terms of senior executive contracts and approving such contracts. The committee also administers the Amended and Restated RHI Entertainment, Inc 2008 Incentive Award Plan (the “Incentive Award Plan”) and reviews and discusses with management the Company’s Compensation Discussion and Analysis (“CD&A”) included herein. Members of the Compensation Committee are Messrs. Sullivan (Chairman), Givens and Hudgins. The Compensation Committee met five times in 2009.
     The Compensation Committee is responsible for performing an annual review of the Company’s executive compensation plans in light of the Company’s goals and objectives; evaluating annually the performance of the Chief Executive Officer in light of the goals and objectives of the Company’s executive compensation plans and, together with the other independent directors, determining and approving the Chief Executive Officer’s compensation level based on this evaluation; evaluating annually the performance of the other executive officers of the Company in light of the goals and objectives of the Company’s executive compensation plans and making recommendations to the Board with respect to the compensation of such other executive officers; evaluating annually the appropriate level of compensation for Board and committee service by non-employee directors; reviewing and approving any severance or termination arrangements to be made with any executive officer of the Company; reviewing perquisites or other personal benefits to the Company’s executive officers and directors and recommending any changes to the Board; reviewing and discussing with management the CD&A, and based on that review and discussion, recommending to the Board that the CD&A be included in the Company’s annual proxy statement or annual report on Form 10-K; preparing the Compensation Committee Report for inclusion in the annual proxy statement or annual report on Form 10-K; and reviewing the description of the Compensation Committee’s process and procedures for the consideration and determination of executive officer and director compensation to be included in the Company’s annual proxy statement.
     The Compensation Committee may form subcommittees for any purpose it deems appropriate and may delegate to any subcommittee such power and authority as it deems appropriate provided that no subcommittee shall consist of fewer than two members and that the Compensation Committee shall not delegate any power or authority required by any law, regulation or listing standard to be exercised by the Compensation Committee as a whole. We have a standing Award Subcommittee comprised of individuals who are intended to be outside directors within the meaning of Rule 162(m) of the Code. Under the Incentive Award Plan, the Compensation Committee may, to the extent that any such action will not prevent the Incentive Award Plan from complying with rules and regulations, delegate any of its authority thereunder to such persons as it deems appropriate.
The General Counsel of the Company generally acts as Secretary of the Compensation Committee.
The Compensation Committee can be contacted as follows:
The Compensation Committee
c/o Executive Vice President, General Counsel & Secretary
RHI Entertainment, Inc.
1325 Avenue of the Americas, 21st Floor
New York, New York 10019
Phone: 212-977-9001
Fax: 212-261-9110
Director Nominations
     Frank J. Loverro resigned as a director and member of the Compensation Committee effective on June 12, 2009. Mr. Loverro was replaced on the Board by Jeffrey C. Bloomberg, who was elected by the Board effective on June 12, 2009. The Board has determined that Mr. Bloomberg is “independent” under the applicable rules promulgated by the SEC and by the NASDAQ listing requirements. Mr. Bloomberg was recommended to the Board by a non-management director of the Company.
     The Nominating and Corporate Governance Committee believes that nominees for election to the Board must possess certain minimum qualifications and attributes. In accordance with the Company’s Corporate Governance Guidelines, qualifications of director candidates considered by the Nominating and Corporate Governance Committee include the ability to make independent analytical inquiries, general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment, understanding of the Company’s business, other board service, and educational and professional background. Each director candidate also must possess fundamental qualities of intelligence, honesty, good judgment, high ethics and standards of integrity, fairness and responsibility. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. Each of the Company’s directors possesses the appropriate characteristics, skills and experience specified in the Company’s Corporate Governance Guidelines for membership to the Board. As a result, the Board is comprised of individuals with strong and unique backgrounds, giving the Board, as a whole, competence and experience in a wide variety of areas such as finance and accounting, legal, investing, mergers and acquisitions, auditing, corporate governance and public company board service.
     The members of the Nominating and Corporate Governance Committee identify potential director nominees by asking current directors and executive officers to notify the Committee members if they become aware of persons meeting the criteria described above, who are available to serve on the Board. The Nominating and Corporate Governance Committee also, from time to time, engages firms that specialize in identifying director candidates. As described below, the Nominating and Corporate Governance Committee will also consider candidates recommended by stockholders. Once a person has been identified by the Nominating and Corporate Governance Committee as a potential candidate, the Committee may collect and review publicly available information regarding the person to determine whether further consideration should be given to the person’s candidacy. If the Nominating and Corporate Governance Committee determines the candidate warrants further consideration, the Chairman or another member of the Committee will contact such person. Generally, if the person expresses a willingness to be considered and serve on the Board, members of the Committee request information from the candidate, review the person’s accomplishments and qualifications, including in light of the qualifications of any other candidates the Committee might be considering, and conduct one or more interviews with the candidate. In certain instances, Committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons with first-hand knowledge of the candidate’s accomplishments.
     The Nominating and Corporate Governance Committee will consider suggestions from stockholders for nominees for election as directors at the Company’s Annual Meetings of Stockholders on the same terms as nominees selected by the Committee. Stockholder suggestions must be received by the Committee sufficiently in advance of the Company’s Annual Meeting to permit the Committee to complete its review in a timely fashion and must include the information set forth in Article II, Section 2.09 of the Bylaws.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy
     The objective of our executive compensation program is to advance our equity holders’ interests by attracting, motivating and retaining executives of the highest caliber and by aligning our executives’ interests with those of our equity holders. Our program is designed to reward performance and dedication, and to hold executives accountable for individual and company-wide results.
     The compensation of our executives is determined by our Compensation Committee. Our Compensation Committee is comprised of three directors, all deemed “independent” under the applicable rules promulgated by the SEC and NASDAQ listing requirements.
     The Board participates in regular reviews of our business operations, priorities and strategies. Those reviews are presented by our executive officers. This review process gives the committee members frequent interaction with and open access to executive officers, and provides many opportunities to ask questions and assess executive performance. In 2009, our Chief Executive Officer and non-executive Chairman were invited to attend most meetings of the Compensation Committee and to offer recommendations on the compensation of other executives, but they did not vote in the committee’s determinations. In 2009, our Chief Executive Officer and our non-executive Chairman of our Board shared the responsibility for offering recommendations for the compensation of other executives, but the Compensation Committee continued to make compensation determinations with respect to our Named Executive Officers (NEOs). We do not have a strict policy for allocating between either (i) long-term or currently paid out compensation or (ii) cash and non-cash compensation. We strive to create an appropriate mix of compensation that rewards and motivates yearly and long-term performance by making the elements of compensation payable bi-weekly (salary), annually (annual performance bonuses) and over many years (equity awards with long-term vesting schedules). We feel that no single element achieves our compensation objectives, and that no single mix of the elements would be optimal for all of the NEOs, as defined in Regulation S-K section 402(a)(3), as a group. Allocations are thus made on a case-by-case basis.
     In principle, we believe that:
•	annual base salaries should be competitive with the marketplace;

•	the combination of variable annual compensation and long-term incentive compensation should stress the achievement of short-term and long-term performance objectives and should provide the opportunity to earn more than the marketplace average for above average performance;

•	long-term incentive compensation opportunities should be targeted at levels that are competitive with the marketplace;

•	equity ownership by the members of our executive management team should be encouraged in order to align the short-term and long-term interests of our executive officers with those of the holders of our equity; and

•	the material terms of NEO compensation should be set forth in employment agreements of limited duration that contain non-compete and other restrictive covenants applicable following the executive’s termination of employment.
Elements of Executive Compensation
     Our executive compensation program consists of the following key elements: annual base salary, an annual bonus, and long-term equity-based awards, as well as certain perquisites and other benefits, including employer contributions to tax-qualified defined contribution retirement plans.
     We believe that this approach best serves our interests and the interests of our equity holders. It enables us to meet the requirements of the highly competitive environment in which we operate while ensuring that our executive officers are compensated in a way that advances both the short-term and long-term interests of the holders of our equity. The annual bonus permits individual performance to be recognized and is based, in significant part, on an evaluation of the contribution made by the executive to our overall performance. Long-term equity-based awards relate a significant portion of long-term remuneration directly to appreciation in the value of our equity. This type of compensation is intended to align the interests of management with those of the holders of our equity and further serves to promote an executive’s continued service to the organization.
     In setting our executives’ compensation, we consider what is appropriate given the executives’ responsibilities and contributions to the Company, as well as competition in the marketplace for such executives’ services.
Base Salary
     We determine base salaries for our executive officers based on each executive’s position, taking into account each executive’s contributions to the Company and the compensation level required to retain the executive. Base salaries are intended to be competitive within the marketplace. It is our philosophy that total compensation should be weighted less towards fixed compensation and more towards variable performance-based compensation. We intend to continue this practice of emphasizing variable compensation opportunities that stress performance over fixed compensation.
Annual Bonus
     Our executive officers are eligible to receive annual bonuses at the discretion of the Compensation Committee. These bonuses may be awarded pursuant to our Senior Executive Bonus Plan, which was approved by our Board on June 17, 2008, prior to the Company’s initial public offering. In determining the amount of each bonus, the Compensation Committee reviews the performance and contributions of the executive and our overall performance. During fiscal year 2009, none of the NEOs received an annual cash bonus.
KRH Compensation
     In the past, each of our NEOs was awarded long-term equity incentive compensation awards in the form of profits interests in KRH, referred to as “Value Units” in this proxy statement, which entitle the executives to share in the future profits of the business. While no Class B Units or Value Units were granted in 2009, certain executives previously received long-term equity incentive compensation awards in the form of Value Units which entitle the executives to share in the future profits of the business. As of December 31, 2009, following the distribution by KRH to its members of all of their unreturned invested capital in KRH, Mr. Halmi is entitled to receive a priority distribution from KRH in an amount equal to $3,500,000. Following this priority distribution to Mr. Halmi, our executive officers (along with other members of KRH) are entitled to an economic interest in any appreciation in the value of the assets of KRH as initial investors in KRH (including shares of our common stock owned by KRH when sold) equivalent to distributions from KRH until all members of KRH achieve an internal rate of return equal to 8% of their original investment in KRH (which, in the case of Mr. Halmi, will also include a deemed original investment in KRH of $2.8 million based upon his Class B Units). Please refer to our Current Report on Form 8-K filed with the SEC on

February 9, 2009 for certain changes to the distributions from KRH in connection with the hiring of Jeff Sagansky as non-executive Chairman of the Board.
     Thereafter, our executive officers, as holders of these Value Units, are entitled to an economic interest in any appreciation in the value of the assets of KRH (including shares of our common stock owned by KRH when sold) equivalent to 25%-35% of all distributions made by KRH to its members based upon the achievement of certain internal rates of return and multiples of money thresholds on the original investment in KRH. The Value Units that entitle our executive officers to receive a proportion of these distributions are owned by our NEOs in the following proportions as of December 31, 2009: Mr. Peter von Gal 12.5%; Mr. William Aliber 10%; Mr. Joel Denton 7.5%; and Mr. Henry Hoberman 1.5%.
     The Value Units dilute only the interests of owners of KRH, and will not dilute direct holders of the Company’s common stock. However, our statement of operations reflects non-cash charges for compensation related to the Value Units.
Summary of Units Held as of December 31, 2009

Name	Class B Units	Value Units
Robert Halmi, Jr.	2,800,000	—(1)
Peter von Gal	—	125
William Aliber	—	100
Joel Denton	—	75
Henry Hoberman	—	15

(1)	Mr. Halmi forfeited his 500 Value Units, effective on February 9, 2009, in exchange for a right to additional priority distributions from KRH in an amount equal to $1,500,000 plus a percentage of KRH’s profits.
RHI Equity-Based Awards
     The Compensation Committee may grant equity compensation awards to our NEOs and other employees, directors and consultants pursuant to our Amended and Restated RHI Entertainment, Inc. 2008 Incentive Award Plan (the “Incentive Award Plan”), which was approved by the Board on April 8, 2009 and approved by the stockholders on May 12, 2009.
     The Incentive Award Plan provides for a variety of equity-based compensation awards, including non-qualified stock options, or “NSOs”, incentive stock options, or “ISOs” (within the meaning of Section 422 of the Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance-based awards, stock payment awards, or other stock-based awards.
     On February 9, 2009, Mr. Halmi was granted non-qualified stock options and restricted stock units (“RSUs”) under the Incentive Award Plan in an effort to tie a portion of his compensation to corporate performance and Company equity value. The exercise price per share subject to the stock options is $4.04. Subject to Mr. Halmi’s continued employment, 33 1/3% of the stock options and RSUs will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options and RSU’s, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable (with respect to shares subject to stock options) or transferable (with respect to shares subject to RSU’s) immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $14.00 stock price performance hurdle. Upon a change in control, all options become fully vested and exercisable, and all RSUs become fully vested and nonforfeitable, immediately prior to the change in control. On February 9, 2010, Mr. Halmi entered into a surrender agreement whereby he irrevocably surrendered, cancelled and forfeited 50,000 RSUs. Subject to Mr. Halmi’s continued employment, the remaining 100,000 RSUs will vest on February 9, 2011 (50% of the remaining RSUs) and February 9, 2012 (50% of the remaining RSUs). The RSUs that are eligible to become vested in February 2011 and February 2012 have not been surrendered, cancelled or forfeited. Please refer to our Current Report on Form 8-K filed with the SEC on February 16, 2010 and our Current Report on Form 8-K/A filed with the SEC on March 11, 2010 for discussion of Mr. Halmi’s forfeiture of these RSUs.
     On December 9, 2009, Mr. von Gal, Mr. Aliber, Mr. Denton and Mr. Hoberman entered into surrender agreements whereby each NEO irrevocably surrendered, cancelled and forfeited any and all of their respective RSUs that were due to vest on December 10, 2009. Mr. von Gal surrendered 11,042 RSUs, Mr. Aliber surrendered 10,122 RSUs, Mr. Denton surrendered 7,361 RSUs and Mr. Hoberman surrendered 5,981 RSUs for a total of 34,506 forfeited RSUs. Subject to each NEO’s continued employment, the remaining RSUs of each NEO will vest on December 10, 2010 (50% of the remaining RSUs) and December 10, 2011 (50% of the remaining RSUs). The RSUs that are eligible to become vested in December 2010 and December 2011 have not been surrendered, cancelled or forfeited.
     We have no minimum stock ownership guidelines, but believe our long-term incentive program helps align our executives’ interests with the interests of our stockholders.
Perquisites and Other Benefits
     Our NEOs receive Company-paid life, disability and business travel insurance coverage and are entitled to participate in and receive employer contributions to our 401(k) plan. We currently make matching contributions to the 401(k) Plan on behalf of eligible employees equal to 50% of each participant’s contributions (subject to applicable legal limits). For more information on employer contributions to our tax-qualified defined contribution retirement plans, see the Summary Compensation Table and its notes. The Company also pays the full premiums for supplemental life and disability insurance for each NEO, except Mr. Denton, which is reported as taxable income. Pursuant to UK regulations and the terms of the group plans he participates in, Mr. Denton’s premiums are not considered taxable income.
     Our NEOs are eligible to participate in the same benefit plans provided to our other salaried employees, including health and welfare plans.

Other Tax and Accounting Considerations
     Section 162(m) limits the U.S. federal income tax deductibility of non-“performance-based” compensation payments in excess of $1 million paid to an NEO in any one year. We intend to administer compensation plans in compliance with the provisions of Section 162(m) where feasible and where consistent with our compensation philosophy.
     Section 409A of the Code imposes significant additional taxes and interest on underpayments of taxes in the event an executive defers compensation under a plan that does not meet the requirements of Section 409A. We have generally structured our programs and individual arrangements in a manner intended to comply with the requirements of Section 409A.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
     The following table sets forth summary information concerning certain compensation awarded to, paid to, or earned by, our NEOs for all services rendered in all capacities to the Company and its subsidiaries for fiscal years ended December 31, 2009, 2008 and 2007.

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
				Stock	Option	All Other
Name and Principal		Salary(1)	Bonus(2)	Awards	Awards	Compensation
Position	Year	($)	($)	($)(3)	($)(4)(5)	($)(6)	Total ($)

Robert Halmi, Jr.	2009	2,067,938	—	606,000	1,281,683	70,349	4,025,970
Chief Executive Officer	2008	2,202,981	23,172	—	—	74,777	2,300,930
	2007	2,098,462	50,206	—	—	68,316	2,216,984

Peter von Gal	2009	1,132,933	—	—	—	86,474	1,219,407
Chief Operating Officer	2008	1,376,863	17,136	163,321	157,027	84,614	1,798,961
	2007	1,311,539	437,128	—	—	89,634	1,838,301

William Aliber	2009	832,692	—	—	—	31,523	864,215
Chief Financial Officer	2008	813,077	12,816	149,709	143,940	31,042	1,150,584
	2007	763,462	373,176	—	—	38,534	1,175,172

Joel Denton(7)	2009	973,943	—	—	—	98,162	1,072,105
President, Production	2008	836,069	119,341	108,879	104,684	81,558	1,250,531
& Distribution	2007	1,089,648	361,758	—	—	366,035	1,817,441

Henry Hoberman	2009	714,327	516,463 (2)	—	—	36,177	1,266,967
EVP, General Counsel	2008	562,500	342,593	88,464	85,056	32,180	1,110,793
& Secretary	2007	—	—	—	—	—	—

(1)	Effective May 1, 2010, Mr. Halmi’s annual salary will be reduced to $1,200,000, Mr. von Gal’s annual salary will be reduced to $875,000, Mr. Aliber’s annual salary will be reduced to $700,000, and Mr. Hoberman’s annual salary will be reduced to $700,000.

(2)	During fiscal year 2009, none of the NEOs were awarded an annual cash bonus by the Compensation Committee. Mr. Hoberman received a contractual payment of $333,333 on February 25, 2009, with the first $250,000 grossed up for tax purposes, which replaced the value of equity awards Mr. Hoberman forfeited when he left his previous employment to join the Company in 2008.

(3)	The amounts reported reflect the grant date fair value in respect of restricted stock units awarded to each of the NEOs with respect to the years ended December 31, 2009 and 2008 (disregarding any estimate of forfeitures related to service-based vesting conditions), as applicable, and are calculated in accordance with FASB ASC Topic 718.

On December 9, 2009, pursuant to surrender agreements, Mr. von Gal, Mr. Aliber, Mr. Denton and Mr. Hoberman forfeited 11,042, 10,122, 7,361, and 5,981 RSUs, respectively, for a total of 34,506 restricted stock awards due to vest on December 10, 2009. No other restricted stock awards were forfeited by NEOs during the year ended December 31, 2009. On February 9, 2010, Mr. Halmi entered into a surrender agreement whereby he irrevocably surrendered, cancelled and forfeited 50,000 RSUs. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of share-based compensation set forth in Note 12 of our consolidated financial statements included herein. The value of awards granted to the NEOs in 2009 is reflected on the 2009 Grants of Plan-Based Awards table below.

(4)	Mr. Aliber and Mr. Hoberman were granted 100 and 15 Value Units, respectively, in 2008. The market or payout value of the unvested awards is not determinable, because there is no public market for such units. Therefore, such value, if any, has not been included herein. The Value Units represent profit interests in KRH, which will have value only if the value of KRH increases after January 12, 2006 (inception) and certain returns have been realized by KRH. The Value Units are obligations of KRH and are not payable by us. These profit interests dilute only the interests of owners of KRH, and will not dilute direct holders of our common stock.

(5)	For all NEOs, the amounts reported reflect the grant date fair value with respect to the year ended December 31, 2009 (disregarding any estimate of forfeitures related to service-based vesting conditions), and are calculated in accordance with the FASB ASC Topic 718.

No stock option awards granted to NEOs were forfeited during the year ended December 31, 2009. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of share-based compensation set forth in Note 12 of our consolidated financial statements included herein. The value of awards granted to the NEOs in 2009 is reflected on the 2009 Grants of Plan-Based Awards table below.

(6)	The components of “All Other Compensation” for 2009 in the table above are detailed in the “All other compensation table” set forth below.

(7)	Mr. Denton’s total compensation is paid to him in British Pounds. Mr. Denton’s 2009 compensation was converted using a rate of 1.6163US$ per £, the conversion rate on December 31, 2009. Mr. Denton’s 2008 compensation was converted using a rate of 1.4437 US$ per £, the conversion rate on December 30, 2008. Mr. Denton’s 2007 compensation was converted using a rate of 1.9843 US$ per £, the conversion rate on December 31, 2007.

All other compensation

								Total All
	401(k)	Pension	Life	Disability	Automobile		Business	Other
	Match	Contribution	Insurance	Insurance	Allowance	Parking	Travel	Compensation
Name	($)	($)(a)	($)	($)	($)	($)	($)	($)

Robert Halmi, Jr. Chief Executive Officer	—	—	29,619	31,465	—	5,460	3,805	70,349

Peter von Gal Chief Operating Officer	8,250	—	26,498	46,035	—	5,460	231	86,474

William Aliber Chief Financial Officer	8,250	—	11,225	11,817	—	—	231	31,523

Joel Denton(b) President, Production & Distribution	—	68,247	5,103	9,457	15,355	—	—	98,162

Henry Hoberman Executive Vice President, General Counsel & Secretary	8,250	—	9,021	13,215	—	5,460	231	36,177

(a)	The Company contributes to an individually owned executive pension plan maintained for Mr. Denton’s benefit which is governed by U.K. law.

(b)	Mr. Denton’s “All Other Compensation” was paid in British Pounds. These amounts were converted using a rate of 1.6163 US$ per £, the closing rate on December 31, 2009.

Grants of Plan-Based Awards
     The following table sets forth summary information concerning RHI stock options and restricted stock units granted to our NEOs during fiscal year ended December 31, 2009:

(a)(i)	(a)(ii)	(b)(i)	(b)(ii)	(g)	(k)	(l)
				Estimated Future	Exercise
				Payouts Under	or Base
				Equity Incentive	Price of	Grant Date Fair
				Plan	Option	Value of Stock
			Approval	Awards(1)	Awards	Option and
Name	Award Type	Grant Date	Date	Target (#)	($/Sh)	Awards(2)

Robert Halmi, Jr.	Stock Options	02/09/09	02/06/09	550,000	$4.04	1,281,683
	RSUs	02/09/09	02/06/09	150,000	—	606,000

Peter von Gal	Stock Options	—	—	—	—	—
	RSUs	—	—	—	—	—

William Aliber	Stock Options	—	—	—	—	—
	RSUs	—	—	—	—	—

Joel Denton	Stock Options	—	—	—	—	—
	RSUs	—	—	—	—	—

Henry Hoberman	Stock Options	—	—	—	—	—
	RSUs	—	—	—	—	—

(1)	Consists of (i) a single stock option award issued under the Incentive Award Plan, and (ii) single restricted stock unit award issued under the Incentive Award Plan. On February 9, 2009, Mr. Halmi was granted non-qualified stock options and restricted stock units (“RSUs”) under the Incentive Award Plan in an effort to tie a portion of his compensation to corporate performance and Company equity value. The exercise price per share subject to the stock options is $4.04. Subject to Mr. Halmi’s continued employment, 33 1/3% of the stock options and RSUs will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options and RSUs, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable (with respect to shares subject to stock options) or transferable (with respect to shares subject to RSU’s) immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable or transferable, as applicable, upon the attainment of a $14.00 stock price performance hurdle. Upon a change in control, all options become fully vested and exercisable, and all RSUs become fully vested and nonforfeitable, immediately prior to the change in control. On February 9, 2010, Mr. Halmi entered into a surrender agreement whereby he irrevocably surrendered, cancelled and forfeited 50,000 RSUs. Subject to Mr. Halmi’s continued employment, the remaining 100,000 RSUs will vest on February 9, 2011 (50% of the remaining RSUs) and February 9, 2012 (50% of the remaining RSUs).

(2)	The amounts included in the “Grant Date Fair Value of Awards” column are the full grant date fair value of the awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amount are described in Note 12 of our consolidated financial statements included herein.
Description of Employment Agreements
     We have entered into employment agreements with each of our NEOs. These employment agreements, including the salary, bonus and other material terms of each agreement, are briefly described below. In addition to the terms set forth below, each of the employment agreements of the NEOs (other than Mr. Denton who is not a U.S.

taxpayer) provides that, to the extent that delayed commencement of the NEO’s severance payments and benefits is required to avoid the application of the penalty tax under Section 409A of the Code, the severance payments and benefits will be delayed until the earlier of six months after termination or the date of the NEO’s death.
     Mr. Halmi, Mr. von Gal, Mr. Aliber and Mr. Hoberman have agreed to execute amendments to their employment agreements prior to May 1, 2010 reducing their annual salaries. Effective May 1, 2010, Mr. Halmi’s annual salary will be reduced to $1,200,000, Mr. von Gal’s annual salary will be reduced to $875,000, Mr. Aliber’s annual salary will be reduced to $700,000, and Mr. Hoberman’s annual salary will be reduced to $700,000.
     Robert Halmi, Jr. We entered into an employment agreement with Mr. Halmi effective January 12, 2006, which was subsequently amended and restated effective as of November 8, 2007 to make amendments with respect to Section 409A of the Code, and further amended on December 10, 2008, to make amendments with respect to decreasing Mr. Halmi’s annual base salary and extending the term of his employment. The amended and restated agreement provides that Mr. Halmi will serve as our Chief Executive Officer for an initial term that ends on January 11, 2011, and is subject to annual automatic one year extensions thereafter unless either party provides prior notice of its intention not to renew. This amended and restated employment agreement sets the terms and conditions of Mr. Halmi’s employment. Under this amended and restated agreement, during the period beginning January 12, 2009 and ending January 11, 2010, Mr. Halmi’s annual base pay is $2,065,250, and will increase by 5% per year thereafter on each January 12. Mr. Halmi may also be awarded a bonus at the sole discretion of the Board.
     In addition, the agreement provides for the grant of 500 Value Units to Mr. Halmi. Effective February 9, 2009, Mr. Halmi forfeited his rights to these Value Units in exchange for a right to additional priority distributions from KRH in an amount equal to $1,500,000 plus a percentage of KRH’s profits.
     The employment agreement provides that in the event that Mr. Halmi’s employment is terminated by us other than for “cause” (as defined in the agreement), or if he resigns with or without “good reason” (as defined in the agreement), he will receive continued payments of base salary through the second anniversary of the date of termination. Mr. Halmi shall also be entitled to continued coverage for himself and his eligible dependents under the Company’s group health plans through the second anniversary of the date of termination.
     Under the agreement, Mr. Halmi is also subject to a restrictive covenant which prohibits him from soliciting certain of our employees or engaging in any activities which are competitive with our business for a period of two years commencing on his date of termination.
     Peter von Gal. We entered into an employment agreement with Mr. von Gal effective January 12, 2006, which was subsequently amended and restated effective as of November 8, 2007, to make amendments with respect to Section 409A of the Code, and further amended on December 11, 2008, to make amendments with respect to decreasing Mr. von Gal’s annual base salary, modifying the definition of “good reason,” and extending the term of his employment. The agreement provides that Mr. von Gal will serve as our Chief Operating Officer for an initial term that ends on January 11, 2011, and is subject to annual automatic one year extensions thereafter unless either party provides prior notice of its intention not to renew. This employment agreement sets the terms and conditions of Mr. von Gal’s employment. Under this agreement, during the period beginning January 12, 2009 and ending January 11, 2010, Mr. von Gal’s annual base pay is $1,128,125, and will increase by 5% per year thereafter on each January 12. Mr. von Gal may also be awarded an annual bonus at the sole discretion of the Board.
     In addition, the agreement provides for the grant of 125 Value Units to Mr. von Gal. These Value Units will only become vested if Mr. von Gal remains employed by us through the date of a KRH liquidity event. The terms of the Value Units are described briefly in the “Elements of Executive Compensation - KRH Compensation” section of the Compensation Discussion and Analysis.
     The employment agreement provides that in the event that Mr. von Gal’s employment is terminated by us other than for “cause” (as defined in the agreement), or if he resigns for “good reason” (as defined in the first amendment to the agreement), he will receive continued payments of base salary through the second anniversary of the date of termination. Mr. von Gal shall also be entitled to continued coverage for himself and his eligible dependents under the Company’s group health plans through the second anniversary of the date of termination.
     Under the agreement, Mr. von Gal is also subject to a restrictive covenant which prohibits him from soliciting certain of our employees or engaging in any activities which are competitive with our business for a period of two years commencing on his date of termination.

     William Aliber. On November 2, 2009, we entered into a new employment agreement with Mr. Aliber, effective as of October 1, 2009. The agreement provides that Mr. Aliber will serve as our Chief Financial Officer for an initial term that began October 1, 2009 and ends on January 1, 2011, and is subject to annual automatic one year extensions thereafter unless either party provides prior notice of its intention not to renew.
     This employment agreement sets the terms and conditions of Mr. Aliber’s employment. Under this agreement, Mr. Aliber’s annual base pay is $775,000 per annum. Mr. Aliber may also be awarded an annual bonus at the sole discretion of the Board. The employment agreement provides that in the event that Mr. Aliber’s employment is terminated by us other than for “cause” (as defined in the agreement), or if he resigns for “good reason” (as defined in the agreement) or by non-extension of the Agreement, he will receive a full year of his annual base salary payable in a single lump-sum in the first payroll period to occur 30 days following the date of termination or non-extension. Mr. Aliber shall also be entitled to life and disability coverage for one year and continued coverage for himself and his eligible dependents under the Company’s group health plans for a period no greater than one year.
     If Mr. Aliber’s employment is terminated by the Company without cause, by Mr. Aliber for good reason ,then Mr. Aliber will also receive a pro-rata lump sum payment equal to the base salary he would have received under the Agreement for the remainder of the then-applicable term, in addition to any other payments and benefits owed to him under the Agreement. In the case of a termination of employment by reason of Mr. Aliber’s death, Mr. Aliber with receive a lump sum payment equal to his base salary through the end of term and his dependents would be eligible to receive continued health coverage for the duration of Mr. Aliber’s then-applicable term of employment.
     Under the agreement, Mr. Aliber is also subject to a restrictive covenant which prohibits him from soliciting certain of our employees or engaging in any activities which are competitive with our business for a period of one year commencing on his date of termination.
     Joel Denton. We entered into an employment agreement with Mr. Denton effective January 12, 2006, which was subsequently amended and restated effective as of March 21, 2007, and further amended and restated effective as of January 12, 2009. The agreement provides that Mr. Denton will serve as our President, Production & Distribution for RHI Entertainment Distribution, LLC for a term that began on January 12, 2009 and ends on January 12, 2012, continuing thereafter subject to either party giving six months prior notice of intent to terminate. This employment agreement sets the terms and conditions of Mr. Denton’s employment and is subject to the laws and requirements of the United Kingdom. Under the agreement, Mr. Denton’s annual base pay is £603,200 per annum through January 12, 2010, increasing to £627,328 per annum through January 12, 2011, increasing to £652,421 per annum until the end of his term. Mr. Denton may also be awarded a bonus at the discretion of the Board. The agreement also provides for contributions by the Company to a personal pension plan governed by the laws of the United Kingdom in an amount equal to 7% of his annual base pay.
     The agreement provides that in the event the Company terminates Mr. Denton’s employment other than for “cause” (as defined in the agreement), the Company shall pay Mr. Denton an amount equal to the amount he would have received under the agreement had his employment continued through the later of January 12, 2012, or the end of six months following such termination. Additionally, in the event the Company experiences a “change in control” (as defined in the agreement) and within twelve months following the change in control Mr. Halmi is terminated without cause or resigns for good reason, Mr. Denton shall be entitled to resign within ten days following Mr. Halmi’s termination and receive a severance payment equal to the greater of six months base pay, or the base pay he would have received under the agreement had his employment continued through January 12, 2012.
     Under the agreement, Mr. Denton is also subject to a restrictive covenant which prohibits him from soliciting certain of our employees for a period of one year following termination and from engaging in any activities which are competitive with our business for a period of three months commencing on his date of termination.
     Henry Hoberman. We entered into an employment agreement with Mr. Hoberman effective February 25, 2008. The agreement provides that Mr. Hoberman will serve as our Executive Vice President and General Counsel for an initial term that began February 25, 2008 and ends on February 25, 2011, and is subject to annual automatic one year extensions thereafter unless either party provides prior notice of its intention not to renew. This employment agreement sets the terms and conditions of Mr. Hoberman’s employment. Under this agreement, Mr.

Hoberman’s annual base pay is $650,000 per annum through February 24, 2009, increasing to a salary of $725,000 per annum beginning February 25, 2009 through February 24, 2010, and increasing to a salary of $800,000 per annum beginning February 25, 2010 through February 24, 2011, the completion of his initial term. The agreement also provided for a one time signing bonus of $300,000, which was paid during 2008. Mr. Hoberman may also be awarded an annual bonus at the sole discretion of the Board.
     In addition, the agreement provides for the grant of 15 Value Units to Mr. Hoberman. These Value Units become vested with respect to five Value Units on each of February 25, 2009 and February 25, 2010, and with respect to the remaining five Value Units on February 20, 2011, provided Mr. Hoberman remains employed by us through each such date. The terms of the Value Units are described briefly in the “Elements of Executive Compensation - KRH Compensation” section of the Compensation Discussion and Analysis.
     Mr. Hoberman received a contractual payment of $333,333 on February 25, 2009 and $333,333 on February 25, 2010, and is entitled to receive a final payment of $333,334 on February 25, 2011, provided Mr. Hoberman remains employed by RHI through such date. These contractual payments replaced equity awards that Mr. Hoberman forfeited when he left his previous employment to join the Company in 2008. The initial payment in 2009 included a gross up of the first $250,000 to place Mr. Hoberman in the same after tax position as he would have been prior to payment.
     The employment agreement provides that in the event that Mr. Hoberman’s employment is terminated by RHI other than for “cause” (as defined in the agreement), or if he resigns for “good reason” (as defined in the agreement), he will receive continued payments of base salary through the second anniversary of the date of termination. Mr. Hoberman shall also be entitled to continued coverage for himself and his eligible dependents under the Company’s group health plans through the second anniversary of the date of termination.
     Under the agreement, Mr. Hoberman is also subject to a restrictive covenant which prohibits him from soliciting certain of our employees or engaging in any activities which are competitive with our business for a period of two years commencing on his date of termination.
Outstanding Equity Awards at Fiscal Year-End
     The following table summarizes the outstanding equity awards and Value Units held by our NEOs as of December 31, 2009:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Option Awards						Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity			Number		Awards:	Payout
			Incentive			of Shares		Number of	Value of
			Plan			or Units		Unearned	Unearned
	Number of		Awards:			of		Shares,	Shares,
	Securities	Number of	Number of			Stock		Units or	Units or
	Underlying	Securities	Securities			That	Market	Other Rights	Other Rights
	Unexercised	Underlying	Underlying	Option		Have	Value of Shares or	That	That
	Options	Unexercised	Unexercised	Exercise	Option	Not	Units of Stock That	Have Not	Have Not
	(#)(1)	Options (#)(1)	Unearned	Price	Expiration	Vested	Have Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options(1)	($)	Date	(#)(2) (9)	($)(2)	(#)(2)(9)	($)(2)(9)
Robert Halmi, Jr
02/09/09 Options	—	—	550,000	$4.04	2/9/19	—	—	—	—
02/09/09 RSUs	—	—	—	—	—	—	—	150,000	46,500
11/19/08 Options	—	—	—	—	—	—	—	—	—
Value Units (3) (4)	—	—	—	—	—	—	—	—	—
12/10/08 RSUs	—	—	—	—	—	—	—	—	—
TOTAL	—	—	550,000	—	—	—	—	150,000	46.500

Peter von Gal
11/19/08 Options	33,127	66,257	—	$3.54	11/19/18	—	—	—	—
Value Units (3) (7)	—	125	—	(5)	(6)	—	—	—	—
12/10/08 RSUs	—	—	—	—	—	22,086	6,847	—	—
TOTAL	33,127	66,382	—	—		22,086	6,847	—	—

William Aliber
11/19/08 Options	30,367	60,735	—	$3.54	11/19/18	—	—	—	—
Value Units (3) (7)	—	100	—	(5)	(6)	—	—	—	—
12/10/08 RSUs	—	—	—	—	—	20,245	6,276	—	—
TOTAL	30,367	60,835	—	—	—	20,245	6,276	—	—

Joel Denton
11/19/08 Options	22,085	44,171	—	$3.54	11/19/18	—	—	—	—
Value Units (3) (7)	—	75	—	(5)	(6)	—	—	—	—
12/10/08 RSUs	—	—	—	—	—	14,724	4,564	—	—
TOTAL	22,085	44,246	—	—	—	14,724	4,564	—	—

Henry Hoberman
11/19/08 Options	17,944	35,889	—	$3.54	11/19/18	—	—	—	—
Value Units (3) (8)	—	15	—	(5)	(6)	—	—	—	—
12/10/08 RSUs	—	—	—	—	—	11,963	3,709	—	—
TOTAL	17,944	35,904	—	—	—	11,963	3,709	—	—

(1)	Shares of the stock option awards for all NEOs other than Mr. Halmi, vest over a three-year period in equal increments on each one year anniversary of the grant date, subject to continued service. On February 9, 2009, Mr. Halmi was granted a non-qualified stock option under the Incentive Award Plan in an effort to tie a portion of his compensation to corporate performance and Company equity value. The exercise price per share subject to these options is $4.04. Subject to Mr. Halmi’s continued employment, 33 1/3% of the shares subject to the option will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable upon the attainment of a $14.00 stock price performance hurdle. Upon a change in control, all options become fully vested and exercisable, immediately prior to the change in control.

(2)	Shares of the restricted stock unit awards for all NEOs other than Mr. Halmi, vest over a three-year period in equal increments on each one-year anniversary of the grant date, subject to continued service. On February 9, 2009, Mr. Halmi was granted RSUs under the Incentive Award Plan in an effort to tie a portion of his compensation to corporate performance and Company equity value. Subject to Mr. Halmi’s continued employment, 33 1/3% of the RSUs will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the RSUs, (i) 1/3 of the shares that become vested on each anniversary date will become transferable immediately upon vesting, (ii) 1/3 of the RSUs that become vested on each anniversary will become transferable upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the RSUs that become vested on each anniversary will become transferable upon the attainment of a $14.00 stock price performance hurdle. Upon a change in control, all RSUs become fully vested and nonforfeitable, immediately prior to the change in control.

(3)	The market or payout value of the unvested awards of Value Units is not determinable because there is no public market for such units. Therefore, such value, if any, has not been included herein. The Value Units represent profits interests in KRH, which will have value only if the value of KRH increases after January 12, 2006 (inception) and certain returns have been realized by KRH. The Value Units are obligations of KRH and are not payable by us. These profits interests dilute only the interests of owners of KRH, and will not dilute direct holders of our common stock. However, our statement of operations reflects non-cash charges for compensation related to the profits interests.

(4)	Mr. Halmi forfeited his 500 Value Units, effective on February 9, 2009, in exchange for a right to receive additional priority distributions from KRH in an amount equal to $1,500,000.

(5)	Value Units have no exercise price, but instead entitle the holder to share in the future profits of the business after other holders of other KRH interests receive a return of invested capital and/or a priority distribution. See the “Elements of Executive Compensation - KRH Compensation” section of the Compensation Discussion and Analysis.

(6)	Value Units have no expiration date.

(7)	Value Units will only become vested if the executive remains employed by us through the date of a KRH liquidity event.

(8)	Mr. Hoberman was granted 15 Value Units on May 2, 2008. These Value Units became vested with respect to five Value Units on February 25, 2009, and will become vested with respect to the remaining 10 Value Units on each of February 25, 2010, and February 20, 2011. Value Units are portable once vested.

(9)	On December 9, 2009, Messrs. Aliber, Hoberman, Denton and von Gal forfeited RSUs in the amounts of 10,122, 5,981, 7,361 and 11,042, respectively. On February 9, 2010, Mr. Halmi forfeited 50,000 RSUs.
Pension Benefits
     None of the NEOs receives any pension benefits.
Non-Qualified Deferred Compensation Table
     None of the NEOs participates in any non-qualified deferred compensation plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Payments Made Upon Any Termination
     Pursuant to the terms of each of the NEOs’ employment agreements, in the event of termination of employment for any reason, including death or disability, the named executive officer will be entitled to receive all accrued, but unpaid salary payable through the date of termination, any unused and accrued vacation pay and any accrued amounts or benefits arising from participation in any of the Company’s employee benefit plans. Unvested stock options and restricted stock unit awards for all NEOs are forfeited upon the NEOs termination of employment for any reason.
Payments Made Upon Involuntary Without Cause Termination or Voluntary Termination With Good Reason
     In the event of an involuntary termination without cause or a voluntary termination with good reason of a NEO, (or, in the case of Mr. Halmi, in the event of an involuntary termination without cause or voluntary termination for any reason), in addition to the items identified above, the NEO, other than Mr. Aliber, will be entitled to receive the following items paid in accordance with each executive’s employment agreement:
•	continued payments of base salary through the second anniversary of the date of termination; and

•	continued health and welfare benefits for the executive and his eligible dependents through the second anniversary of the date of termination.
          “Good reason” generally includes a breach or failure to make a payment under the employment agreement, or a relocation by the Company outside of the New York metropolitan area. Pursuant to his amended and restated employment agreement dated November 8, 2007, however, Mr. Halmi is eligible to receive severance payments if he resigns his employment for any reason (with or without good reason).
          Pursuant to the terms of his employment agreement, Mr. Hoberman received two cash payments in the amount of $333,333 on February 25, 2009 and February 25, 2010 and will receive a final payment of $333,334 on February 25, 2011, provided Mr. Hoberman remains employed by RHI through each such date. Per contract, the Company paid a tax gross-up for the first $250,000 of the first installment. Upon termination without cause or for good reason (or upon a change in control as discussed below), Mr. Hoberman will also receive any cash bonus amounts payable to him as applicable.
          Mr. Aliber is entitled to receive, upon an involuntary termination without cause, voluntary termination with good reason or a non-extension of the agreement by the Company, one year of his annual base salary payable in a single lump-sum in the first payroll period to occur 30 days following the date of termination or non-extension. Mr. Aliber shall also be entitled to continued coverage for himself and his eligible dependents under the Company’s group health plans for a period no greater than one year.
          If Mr. Aliber’s employment is terminated by the Company without cause or by Mr. Aliber for good reason, then Mr. Aliber will also receive a pro-rata lump sum payment equal to the base salary he would have received under the agreement for the remainder of the term.
          Each of the NEOs employment agreements contains confidentiality and non-disparagement covenants that last in perpetuity following the NEOs termination of employment, and a non-solicitation covenant that applies for two years following the NEOs termination of employment (and with respect to Mr. Denton and Mr. Aliber, a non-solicitation covenant that applies for one year following their termination of employment). In addition, each NEO is prohibited from engaging in, consulting with or being employed by any competing business for a period of two years after the date of termination, except for Mr. Denton, who is prohibited from participating in such activities for a period of three months after the date of termination and Mr. Aliber, who is prohibited from participating in such activities for a period of one year after the date of termination. If any of the restrictive covenants are violated by an NEO, all remaining severance payments and benefits to which he is entitled will cease.

Payments Made Upon Death or Disability
          In the event of the death or disability of a NEO, in addition to the benefits listed under the heading of “Payments Made Upon Any Termination” above, the NEO will also receive any amount arising from the Executive’s participation in any employee benefit plans, programs or arrangements. In the case of Mr. Aliber, in the event of his death, his estate will receive a pro-rata lump sum payment equal to the base salary he would have received under his agreement for the remainder of the then-applicable term. In the case of a termination of employment by reason of Mr. Aliber’s death, his dependents would also be eligible to receive continued health coverage for the duration of Mr. Aliber’s then-applicable term.
Payments Made Upon Termination of Employment in Connection with a Change in Control
          Upon a change in control, as defined in each award agreement, all options and restricted stock units become fully vested and exercisable with respect to all shares subject to the award. Messrs. Halmi, von Gal and Aliber are not entitled to receive any other payments upon a change in control, except if they are terminated without cause or for good reason in connection with such change in control, in which case they are entitled to the same severance payments they would have received had such termination of employment occurred prior to the change in control. If Mr. Hoberman’s employment is terminated without cause or for good reason in connection with a change in control he will also be entitled to the same severance payments he would have received had such termination of employment occurred prior to the change in control and, in addition, Mr. Hoberman would be entitled to receive any of the contractual cash payments not paid to him prior to the change in control.
          Because Mr. Denton is based in the UK, Mr. Denton’s employment agreement has been prepared under applicable UK law and thus the terms regarding potential payments upon termination of employment or change in control provided in his agreement differ in some respects from the terms contained in the other NEO employment agreements. In particular, Mr. Denton’s employment agreement provides that in the event the Company terminates Mr. Denton’s employment other than for any serious repeated breach of his obligations, or any serious misconduct which is likely to materially affect the Company, the Company shall pay Mr. Denton an amount equal to the amount he would have received under the agreement had his employment continued through the later of the last day of the term (January 12, 2012), or the end of six months following such termination. In the event of a “failure” to discharge his duties (as defined in the agreement), the Company shall pay Mr. Denton an amount equal to the remainder of his salary and benefits due until the last day of the term (January 12, 2012). Additionally, in the event the Company experiences a “change in control” (as defined in the agreement) and within twelve months following such change in control Mr. Halmi is terminated without cause or resigns for good reason, Mr. Denton shall be entitled to resign within ten days following Mr. Halmi’s termination and receive a severance payment equal to the greater of six months base pay, or the base pay he would have received under the amended and restated agreement had his employment continued through the last day of the term (January 12, 2012). Following the end of fiscal year 2008, Mr. Denton entered into a new employment agreement with the Company, effective January 12, 2009, which extends the term of his employment to January 12, 2012. The provisions under his new agreement regarding payments upon termination of employment are substantially similar to those in the previous amended and restated agreement, except that where applicable, Mr. Denton would receive an amount equal to the amount he would have received under the agreement had his employment continued through the later of January 12, 2012, or the end of six months following the applicable termination event.
Potential Payments Upon Termination or Change of Control
          The following table sets forth quantitative estimates of the benefits that would have been paid to each of the NEOs if his employment had been terminated by us without cause, or for good reason by the NEO (or in the case of Mr. Halmi, any voluntary termination), on December 31, 2009. The table also sets forth quantitative estimates of the benefits that would have been paid to each NEO in connection with a change in control alone and a change in control in connection with any termination of employment upon which each NEO qualifies for additional payments beyond the standard payments made upon any termination.
          The NEOs are only entitled to severance payments pursuant to their respective employment agreements and are not entitled to severance payments under any other plan or arrangement. None of the NEOs is entitled to additional payments or benefits upon a termination of employment for cause, as defined in the applicable executive’s employment agreement. Upon a termination of employment for cause, or death or disability, each NEO receives only accrued, but unpaid salary payable through the date of termination, any unused and accrued vacation pay and any accrued amounts or benefits arising from participation in any of the Company’s employee benefit plans, except for Mr. Aliber, who receives additional amounts upon a termination of employment as a result of his death as well as upon a non-extension of his employment agreement by the Company, as indicated in the table below.
          For information concerning the circumstances, conditions and obligations applicable to the receipt of such payments, see also the discussion under “Description of Employment Agreements” above. Amounts below reflect potential payments pursuant to the employment agreements for such NEOs.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
		Accelerated	Accelerated	Accelerated	Accelerated
	Cash	Vesting of	Cash	Vesting of	Vesting of	Benefit
	Severance	Stock Options	Payments	Restricted	Value Units	Continuation	Total
Name and Trigger	Amount ($)(1)	($)(2)	($)(6)	Stock ($)(2)	($)	($)(3)	($)
Robert Halmi, Jr.
Change in Control and Termination Without Cause/With or Without Good Reason	4,130,500	—	—	46,500	—	78,438	4,255,438
Change in Control, no Termination	—	—	—	46,500	—	—	46,500
Without Cause/With or Without Good Reason	4,130,500	—	—	—	—	78,438	4,208,938

Peter von Gal
Change in Control and Termination Without Cause/With Good Reason	2,256,250	—	—	6,847	—	78,438	2,341,535
Change in Control, no Termination	—	—	—	6,847	—	—	6,847
Without Cause/With Good Reason	2,256,250	—	—	—	—	78,438	2,334,688

William Aliber
Change in Control and Termination Without Cause/With Good Reason	1,550,000		—	6,276	—	61,441	1,617,411
Change in Control, no Termination	—		—	6,276	—	—	6,276
Without Cause/With Good Reason	1,550,000	—	—	—	—	61,441	1,611,411
Upon Non-Extension of Agreement	775,000	—	—	—	—	61,441	836,441
Upon Death	775,000	—	—	—	—	24,504	799,504

Joel Denton(4)(5)
Change in Control and Termination Without Cause/With Good Reason	2,102,818	—	—	4,564	—	227,890	2,335,272
Change in Control, no Termination	—	—	—	4,564	—	—	4,564
Without Cause/With Good Reason	2,102,818	—	—	—	—	227,890	2,330,708

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
		Accelerated	Accelerated	Accelerated	Accelerated
	Cash	Vesting of	Cash	Vesting of	Vesting of	Benefit
	Severance	Stock Options	Payments	Restricted	Value Units	Continuation	Total
Name and Trigger	Amount ($)(1)	($)(2)	($)(6)	Stock ($)(2)	($)	($)(3)	($)
Henry Hoberman
Change in Control and Termination Without Cause/With Good Reason	1,450,000	—	666,667	11,963	—	78,438	2,207,068
Change in Control, no Termination	—	—	—	11,963	—	—	11,963
Without Cause/With Good Reason	1,450,000	—	666,667	—	—	78,438	2,195,105

(1)	Mr. Halmi, Mr. von Gal and Mr. Hoberman’s cash severance payments represent continued payments of the executive’s base salary through the second anniversary of the date of termination. Mr. Aliber’s cash severance payments upon an involuntary termination without cause, voluntary termination with good reason or a non-extension of the agreement by the Company represent a lump sum payment of one year of his annual base salary. Further, if Mr. Aliber’s employment is terminated by the Company without cause or by Mr. Aliber for good reason, then Mr. Aliber’s cash severance payments will also include pro-rata lump sum payment equal to the base salary he would have received under the agreement for the remainder of the term. Mr. Denton’s severance payments are explained in more detail in Notes 4 and 5 below.

(2)	Under the terms of the stock option and restricted stock unit agreements between the Company and the NEOs, all shares of restricted stock vest in full automatically upon the occurrence of a change of control (as defined in the Incentive Award Plan). The Restricted Stock units are valued using the Company’s stock price of $0.31 as of market close on December 31, 2009. The stock options are valued at their intrinsic value, which is considered to be zero as of December 31, 2009 because the exercise price for all outstanding options is greater than the Company’s $0.31 stock price as of the market close on December 31, 2009. The exercise price of the stock options for the NEOs, other than Mr. Halmi is $3.54. The exercise price of Mr. Halmi’s stock options is $4.04.

(3)	Except for Mr. Denton’s benefits continuation amounts, all benefits continuation amounts represent continued coverage for the executive and his eligible dependents under the Company’s group health plans through the second anniversary of the date of termination. As of December 31, 2009, Mr. Denton is also entitled to car allowance payments of $31,990, welfare benefits premium payments of $44,956 and pension funding payments of $150,944 under the terms of his agreement. All benefits are valued as of December 31, 2009.

(4)	The amounts for Mr. Denton’s “Potential Payments Upon Termination or Change in Control” are converted from British Pounds. These amounts were converted using a rate of 1.6163 US$ per £, the closing rate on December 31, 2009.

(5)	These potential payments were calculated based on the terms of Mr. Denton’s amended and restated agreement, effective January 12, 2006, amended and restated effective as of March 21, 2007, and further amended and restated effective as of January 12, 2009. This agreement provides that in the event the Company terminates Mr. Denton’s employment other than for a) any serious repeated breach of his obligations, or b) serious misconduct which is likely to materially affect the Company (as defined in the agreement), the Company shall pay Mr. Denton an amount equal to the amount he would have received under the agreement had his employment continued through the later of January 12, 2012, or the end of six months following such termination. In the event of a “failure” to discharge his duties (as defined in the agreement), the Company shall pay Mr. Denton an amount equal to the remainder of his salary and benefits due until January 12, 2012. Additionally, in the event the Company experiences a “change in control” (as defined in the agreement) and within twelve months following the change in control Mr. Halmi is terminated without cause or resigns for good reason, Mr. Denton shall be entitled to resign within ten days following Mr. Halmi’s termination and receive a severance payment equal to the greater of six months base pay, or the base pay he would have received under the amended and restated agreement had his employment continued through January 12, 2012.

(6)	Pursuant to Mr. Hoberman’s employment agreement, he is entitled to receive payments with an aggregate value of $1,000,000, which, subject to his continued employment, are payable in equal installments of 1/3 each in January 2009, 2010 and 2011. Any portion of these payments not paid prior to a termination of his employment without cause or for good reason, or prior to a change in control, would be paid to Mr. Hoberman on the occurrence of such event. If any of these payments were made upon a change in control, they would not be made again upon a subsequent termination of employment. As of February 25, 2010, Mr. Hoberman had been paid all but $334,000 of these contractual payments.
Risk Related to Compensation Policies
          The Company has reviewed its compensation policies and practices and has determined that it has no policies or practices that are reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION
     Directors who are employees of the Company or any of its subsidiaries or affiliates do not receive separate compensation for service on the Board or Board committees. Non-employee directors are paid a retainer of $100,000 per year. Each of the Chairman of the Compensation Committee and the Corporate Governance and Nominating Committee is paid an additional annual retainer of $10,000 and the Chairman of the Audit Committee is paid an additional annual retainer of $20,000. Non-employee directors are also eligible for equity awards, including stock option awards and restricted stock unit awards.
Director Compensation Table
     The following table sets forth the compensation that our non-employee directors earned during the year ended December 31, 2009 for services rendered as members of the Board.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value
					and
	Compensation				Nonqualified
	Earned				Deferred
	or Paid	Stock	Option	Non-Equity	Compensation	All Other
	in Cash	Awards	Awards	Incentive Plan	Earnings	Compensation
Name	($)	($)(2)	($)(3)	Compensation	($)	($)	Total ($)

Jeff Sagansky (1)	—	1,414,000	815,500	—	—	—	2,229,500
Russell H. Givens, Jr.	100,000	—		—	—	—	100,000
Thomas A. Hudgins	120,000	—		—	—	—	120,000
J. Daniel Sullivan	120,000	—		—	—	—	120,000
Jeffrey C. Bloomberg	50,000	21,918	9,502	—	—	—	81,420
Michael B. Goldberg	—	—	—	—	—	—	—
Robert A. Halmi, Jr. (4)	—	—	—	—	—	—	—

(1)	Effective February 9, 2009, Mr. Jeff Sagansky was appointed Chairman of the Board of RHI Inc. and a non-executive employee of RHI, LLC. Mr. Sagansky is not compensated for his role as Chairman of the Board of RHI Inc., but is paid an annual salary of $500,000 in his capacity as a non-executive employee of RHI, LLC.

(2)	On February 9, 2009, the Company granted 350,000 RSUs to Mr. Sagansky. The RSUs have a grant date fair value equal to $4.04 per share. Subject to his continued service with the Company, as of each applicable vesting date, 33 1/3% of the RSUs will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the RSUs, (i) 1/3 of the shares that become vested on each anniversary date will become transferable immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become transferable upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become transferable upon the attainment of a $14.00 stock price performance hurdle. On February 9, 2010, Mr. Sagansky entered into a surrender agreement whereby he irrevocably surrendered, cancelled and forfeited 116,667 RSUs. Subject to Mr. Sagansky’s continued service, the remaining 233,333 RSUs will vest on February 9, 2011 (50% of the remaining RSUs) and February 9, 2012 (50% of the remaining RSUs). In 2009, Mr. Bloomberg was awarded 6,936 RSUs. These awards were granted on June 12, 2009 and fully vest one-year from date of grant. The amounts reported reflect the grant date fair market value with respect to the year ended December 31, 2009 (disregarding any estimate of forfeitures related to service-based vesting conditions), and are calculated in accordance with FASB ASC Topic 718.

Three non-employee directors, Messrs. Hudgins, Sullivan and Givens, forfeited restricted stock unit awards during the year ended December 31, 2009, in the amounts of 16,949, 16,949 and 14,124, respectively. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of share-based compensation set forth in Note 12 of our consolidated financial statements included herein.

(3)	On February 9, 2009, the Company granted Mr. Sagansky an option to purchase 350,000 shares at an exercise price equal to $4.04 per share. Subject to his continued service with the Company, as of each applicable vesting date, 33 1/3% of the shares subject to such option will generally vest on each of the first three anniversaries of the date of grant. With respect to each of the stock options, (i) 1/3 of the shares that become vested on each anniversary date will become exercisable immediately upon vesting, (ii) 1/3 of the shares that become vested on each anniversary will become exercisable upon the attainment of a $9.00 stock price performance hurdle and (iii) 1/3 of the shares that become vested on each anniversary will become exercisable upon the attainment of a $14.00 stock price performance hurdle. In 2009, Mr. Bloomberg was awarded 6,936 stock option awards at an exercise price of $3.16. These awards were granted on June 12, 2009 and fully vest one-year from date of grant. The amounts reported reflect the grant date fair market value of the stock option awards with respect to the year ended December 31, 2009 (disregarding any estimate of forfeitures related to service-based vesting conditions), and are calculated in accordance with FASB ASC Topic 718.

No stock option awards granted to non-employee directors were forfeited during the year ended December 31, 2009. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of share-based compensation set forth in Note 12 of our consolidated financial statements included herein.

(4)	Mr. Halmi’s compensation is provided under the heading, “Summary Compensation Table.”
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee is comprised exclusively of directors who have never been employed by the Company and who are “independent” under the applicable rules promulgated by the SEC and by the NASDAQ listing requirements. No executive officer of the Company served as a member of the Compensation Committee of another entity, one of whose executive officers served on the Company’s Compensation Committee. No executive officer of the Company served as a director of another entity, one of whose executive officers either served on the Compensation Committee of such entity or served as a director of the Company.
Compensation Committee Report1
     The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis, and based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
J. Daniel Sullivan, Chairman
Russel H. Givens, Jr.
Thomas M. Hudgins

[1]	The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, whether made on, before, or after the date of this Amendment No. 1 to the Company’s Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2010 by: (i) each director; (ii) our Named Executive Officers (as discussed on page 3 above, “NEOs”); (iii) all of our directors, NEOs and executive officers as a group; and (iv) each person known by us to beneficially own more than 5% of our common stock.

	Common Stock
	Beneficially Owned
Name	Number of Shares	Percent of Total
Five percent stockholders:
KRH Investments LLC(1) (2)	9,900,000	42.3%

Directors and executive officers:
Robert A. Halmi, Jr.(3)(4)	215,230	*
Peter N. von Gal(3)(4)	71,676	*
William J. Aliber(3)(4)	1,433	*
Joel E. Denton(3)(4)	1,433	*
Henry S. Hoberman(3)(4)	1,433	*
Michael B. Goldberg(1)(3)	9,102,953	38.9%
Jeffrey C. Bloomberg	—	*
Thomas M. Hudgins	—	*
Russel H. Givens, Jr.	500	*
J. Daniel Sullivan	—	*
Jeff Sagansky	—	*
All executive officers and directors as a group (11 persons)	9,394,658	40.1%

*	Less than 1%

(1)	The Company has received a copy of Schedule 13D as filed with the SEC on December 2, 2009 by KRH Investments LLC (“KRH”), Kelso Interco VII, LLC (“Interco”), KEP VI AIV, LLC (“KEP VI”), Kelso AIV VII, L.P. (“Kelso AIV”), Kelso AIV GP VII, L.P. (“Kelso AIV GP L.P.”), Kelso AIV GP VII, LLC (“Kelso AIV GP LLC”), Kelso Blocker VII, LLC (“Kelso Blocker”), Philip E. Berney, Frank K. Bynum, Jr., Michael B. Goldberg, Frank J. Loverro, George E. Matelich, Frank T. Nickell, David I. Wahrhaftig, Thomas R. Wall, IV, James J. Connors, II, Church M. Moore and Stanley de J. Osborne reporting ownership of these shares as of December 22, 2009. According to said Schedule 13D, KRH has sole voting and dispositive power with respect to all such shares, while Interco, KEP VI, Kelso AIV, Kelso AIV GP L.P., Kelso AIV GP LLC, Kelso Blocker, Berney, Bynum, Goldberg, Loverro, Matelich, Nickell, Wahrhaftig, Wall, Connors, Moore and Osborne have shared voting and dispositive power with respect to 9,102, 953 of such shares. Interco and KEP VI both serve as members of KRH. Kelso Blocker and Kelso AIV are the sole members of Interco. Kelso AIV is also the sole member of Kelso Blocker. Kelso AIV GP L.P. is serving as the general partner of Kelso AIV, and Kelso AIV KP LLC is serving as the general partner of Kelso AIV GP L.P. Mr. Nickell is Chairman, President & Chief Executive Officer of Kelso, Mr. Connors is Managing Director & General Counsel of Kelso, and Messrs. Berney, Bynum, Goldberg, Loverro, Matelich, Wahrhaftig, Wall, Moore and Osborne are Managing Directors of Kelso, and each of the foregoing persons disclaims beneficial ownership of these shares.

(2)	c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, NY 10022.

(3)	On December 22, 2009, the Company issued 9,900,000 shares of its common stock to KRH in connection with the exercise of KRH’s exchange right under the Holdings II LLC Agreement. The Holdings II LLC Agreement provided, among other things, KRH with the right to exchange its membership units in Holdings II for, at the Company’s option, either (i) shares of the Company’s common stock, (ii) cash or (iii) a combination of both shares of common stock and cash (the “Exchange Right”). On December 14, 2009, KRH provided the Company notice of its intent to exercise its Exchange Right for 9,900,000 membership units in Holdings II, which represented all the membership units held by KRH. As result of the foregoing transaction, KRH no longer owns any membership units in Holdings II and, thus, it is no longer a member of Holdings II.

(4)	The director or executive officer, as applicable, owns the stock indirectly through KRH. The units in Holdings II were granted to the director or executive officer, as applicable, prior to the initial public offering of the Company. The units were exchanged for shares of common stock as set forth in Note (3) above.
     Additional information in response to this Item is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K under the heading, “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
RELATIONSHIPS AND CERTAIN RELATED TRANSACTIONS
Overview
     The business of the Company has been historically conducted through RHI LLC, which, after the IPO, became a wholly owned subsidiary of Holdings II. RHI Inc. and Holdings II were formed in connection with the IPO. RHI Inc. is the public vehicle for the business and its primary asset is common membership units in Holdings II. Prior to the IPO, KRH owned all of the ownership interests in RHI LLC. In connection with the IPO, KRH contributed RHI LLC to Holdings II for common membership interests in Holdings II. RHI Inc. purchased from Holdings II a number of newly issued common membership units equal to the number of common shares sold in the IPO, at a price per unit equal to the public offering price per share.
     RHI Inc. is the sole managing member of Holdings II and, as of December 31, 2009, owned 100% of the outstanding common membership units in Holdings II. In connection with the IPO, KRH became the non-managing member of Holdings II but, as of December 31, 2009, it had exchanged all of its membership units in Holdings II for shares of the Company’s common stock. KRH no longer owns any of the outstanding common membership units in Holdings II.
     The Company entered into several agreements to effect the reorganization and the financing transactions and to define and regulate the relationships among RHI Inc. and KRH after the completion of the IPO. Except as described in this section, we do not currently have any material arrangements with KRH, or its directors, officers or other affiliates, other than ordinary course. Related party transactions, if any, will be approved by our Audit Committee, which is composed of independent members of our Board, or another committee comprised entirely of independent members of our Board. Our Audit Committee charter authorizes the Audit Committee to hire financial advisors and other professionals. The agreements discussed in this Form 10-K/A are qualified by reference to the complete text of agreements, which have been filed with the SEC as exhibits to the Company’s Registration Statement.
Transactions with KRH
Exchange of Holdings II Membership Units for Shares of the Company’s Common Stock
     On December 22, 2009, the Company issued 9,900,000 shares of its common stock to KRH in connection with the exercise of KRH’s exchange right under the Holdings II LLC Agreement. The Company and KRH entered into the Holdings II LLC Agreement in connection with our IPO, which provided, among other things, KRH with the right to exchange its membership units in Holdings II for, at the Company’s option, either (i) shares of the Company’s common stock, (ii) cash or (iii) a combination of both shares of common stock and cash (the “Exchange Right”). On December 14, 2009, KRH provided the Company notice of its intent to exercise its Exchange Right for 9,900,000 membership units in Holdings II. Prior to consummation of these transactions, the Company owned, as our sole material asset, all of the outstanding membership units in Holdings II other than 9,900,000 membership units in Holdings II that were owned by KRH (which represented 42.3% of Holdings II’s outstanding membership units). As a result of the foregoing, the Company currently owns, as our sole material asset, 100% of the outstanding membership units in Holdings II. As result of the foregoing transaction, KRH no longer owns any membership units in Holdings II and, thus, it is no longer a member of Holdings II. Instead, KRH owns 9,900,000 shares of the Company’s common stock (42.3% of our outstanding stock).
Tax Receivable Agreement
     Prior to the exchange of Exchange Units as described above, KRH was entitled to exchange its common membership units in Holdings II for, at RHI Inc.’s option, shares of RHI Inc. common stock on a one-for-one basis (as adjusted to account for stock splits, recapitalizations, investments or similar events) or cash, or a combination of both stock and cash. Holdings II intends to make a special tax election pursuant to Section 754 of the Code, entitling RHI Inc. to a special tax basis adjustment in the assets of Holdings II that is attributable to the units acquired by RHI Inc. in the exchanges. These increases in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of tax that RHI Inc. would otherwise be required to pay in the future. Although the tax receivable agreement is still in effect, there should be no prospective implications with respect to this agreement for RHI Inc. as KRH’s exchange of the Exchange Units did not result in an increase in RHI Inc’s tax basis in its membership interest in Holdings II.
Director Designation Agreement
     Designation Rights. Pursuant to a director designation agreement between RHI Inc. and KRH, so long as KRH owns at least 5% of the issued and then outstanding common membership units in Holdings II, KRH has the right to appoint or nominate directors to RHI Inc.’s board for election. As indicated above, in the Holdings II LLC Agreement, certain approval rights of KRH are triggered if any one of the designees is not appointed to RHI Inc.’s Board, nominated by RHI Inc. or elected by RHI Inc.’s stockholders, as applicable (subject to certain exceptions). As of April 23, 2010, KRH does not hold any membership units in Holdings II and, thus, does not have the right to designate any designees to the Company’s board of directors.
Registration Rights Agreement
     In connection with the IPO, RHI Inc. entered into a registration rights agreement with KRH. The registration rights agreement provides KRH the unlimited right to demand that RHI Inc. use reasonable best efforts to effect the registration of any stock for KRH under the Securities Act, any applicable state securities laws and any applicable NASDAQ or any other stock exchange rules and regulations.
     Additionally, upon request by KRH, RHI Inc. must use reasonable best efforts to maintain effectiveness of these mandatory registration statements until the earlier of the time when KRH has disposed of all its registrable securities and the time when all registered securities held by KRH are eligible for resale under specified exemptions from registration under federal securities laws and regulations. KRH has the right to designate the underwriter in connection with any registration and sale of RHI Inc.’s stock. RHI Inc. is responsible for the expenses in connection with the registration of securities pursuant to the registration rights agreement other than underwriters’ discounts and brokers’ commissions in connection with such registration and offering. RHI Inc. agrees to enter into an underwriting agreement with any underwriter in connection with any such registration which would provide customary indemnification and representations and warranties to any underwriter under such registration statement, as well as causing to be provided to such underwriter customary opinions, accountant’s “comfort letters” and other documents, agreements (including “lock-up agreements”) or instruments as may be reasonably requested by such underwriter. The registration rights agreement does not require any specific penalty or monetary consideration in the event that a registration statement is not declared effective or if effectiveness is not maintained.
     The registration rights agreement also grants KRH unlimited “piggyback” registration rights with respect to other registrations of RHI Inc.’s common stock such that if RHI Inc. were to register for sale any of RHI Inc.’s common stock, KRH will have the ability to request that the common stock issuable upon the exchange of their common membership units in Holdings II be included under such registration statement.
KRH Compensation
     Prior to our initial public offering, KRH provided certain executives with long-term equity incentive compensation awards in the form of profit interests in KRH, which entitle the executives to share in the future profits of the business. These profit interests will not be paid by RHI Inc. For a further discussion on the Value Units granted prior to the initial public offering, see “Item 11. Executive Compensation — Compensation Discussion and Analysis — Elements of Executive Compensation — KRH Compensation.” In addition, on February 9, 2009, KRH granted profit interests to our President and CEO, Robert A. Halmi, Jr. and our Chairman of the Board, Jeff Sagansky. For a summary of these transactions, please refer to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2009.
BOARD INDEPENDENCE
     The Corporate Governance and Nominating Committee reviews on a regular basis the relationships that each director has with the Company either directly or as a partner, member, stockholder, director or officer of an entity or organization that has a relationship with the Company and makes recommendations to the Board about the independence of each director.
     The Board currently consists of seven members. The Board has determined that Messrs. Bloomberg, Givens, Sullivan and Hudgins qualify as independent directors under the applicable rules promulgated by the SEC and the NASDAQ listing requirements. In addition, all members of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee qualify as independent under the applicable rules promulgated by the SEC and the NASDAQ listing requirements. In making its independence determinations, the Board reviewed information regarding transactions and relationships provided by the directors, Company records and publicly available information. None of the independent directors have a relationship with the Company other than as a director and/or a stockholder.
Item 14. Principal Accountant Fees and Services
Fees Billed by KPMG LLP
     The aggregate fees billed by KPMG LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2008, were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2009	December 31, 2008

Audit Fees(1)	$1,128,800	$2,064,649
Audit-Related Fees: (2)	—	$35,758
Tax Fees: (3)	$55,871	$92,643
All Other Fees:	—	—

(1)	Audit fees in 2009 include $883,300 associated with the audit of the consolidated financial statements of the Company; $225,000 associated with the reviews of the March, June, and September quarterly consolidated financial statements of the Company; $6,500 associated with professional services rendered in connection with RHI Inc.’s Registration Statement on Form S-8 filed with the SEC, including the review of documents filed with the SEC and the issuance of a consent; and$14,000 related to the review of RHI Inc’s 2008 Proxy Statement.

Audit fees in 2008 include $924,700 associated with the audit of the consolidated financial statements of the Company; $200,000 associated with the reviews of the June and September quarterly consolidated financial statements of the Company; $924,949 associated with professional services rendered in connection with RHI Inc.’s Registration Statement on Form S-1 filed with the SEC, including the assistance with and review of the documents filed with the SEC and the issuance of consents and comfort letters; and $15,000 associated with professional services rendered in connection with RHI Inc.’s Registration Statement on Form S-8 filed with the SEC, including the review of documents filed with the SEC and the issuance of a consent.

(2)	Audit-related fees for the year ended December 31, 2008 are related to the review of RHI Inc’s documentation associated with its reporting requirements under Section 404 of the Sarbanes — Oxley Act of 2002.

(3)	Tax fees relate primarily to consultations in connection with RHI Inc.’s corporate structure, withholding taxes related to the Company’s activity outside of the United States and certain other federal, state and local taxes associated with the Company.
Audit Committee Pre-Approval Policies
     The Audit Committee has adopted guidelines for the provision of audit and non-audit services by KPMG LLP, including requiring Audit Committee pre-approval of any such audit and non-audit services. In developing these guidelines, the Audit Committee took into consideration the need to ensure the independence of KPMG LLP while recognizing that KPMG LLP may possess the expertise on certain matters that best positions it to provide the most effective and efficient services on certain matters unrelated to accounting and auditing. On balance, the Audit Committee will only pre-approve miscellaneous work and services (e.g., work related to opinions or consent letters) performed by KPMG with a monetary cap of $50,000 and prior notice of such work must be made to the Audit Committee Chair. The Audit Committee pre-approved all such services in 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (1) and (a)(2) See Index to Consolidated Financial Statements beginning on page F-1 of the Original Filing.
     (a) (3) See Exhibit Index beginning on page II-1.
     (b) Exhibits
     See Exhibit Index beginning on page II-1.
     (c) Financial Statement Schedules
     Financial Statement Schedules not included in the Original Filing have been omitted because they are neither required, nor applicable, or the information is otherwise included in the Original Filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

RHI ENTERTAINMENT, INC.
By:
Robert A. Halmi, Jr.
President and Chief Executive Officer

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

10.7
Amended and Restated RHI Entertainment, Inc. 2008 Equity Incentive Award Plan, dated as of May 12, 2009 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on April 15, 2009).).

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

10.8 (a)
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

Exhibit
Number		Description

10.8	(b)
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

10.8	(c)
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

10.8	(d)
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

10.9	(a)
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

10.9	(b)
Successor Agent Agreement and Second Amendment to Credit, Security, Guaranty and Pledge Agreement (Second Lien Credit Agreement), dated February 12, 2010, among RHI Entertainment, LLC, its subsidiaries party to the Second Lien Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust FSB, as successor administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 16, 2010)

10.10
Amended and Restated Intercreditor Agreement dated as of April 13, 2007 by and among JP Morgan Chase Bank, N.A., as administrative agent and collateral agent for the First Priority Secured Parties, JP Morgan Chase Bank, N.A., as administrative and collateral agent for the Second Priority Secured Parties, and RHI Entertainment, LLC, as the Borrower (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).

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

10.11	(a)
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

Exhibit
Number		Description

Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 30, 2008).

10.13
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

10.13	(a)
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

10.13	(b)
Amendment No. 2 to the Forbearance Agreement, dated March 4, 2010, among RHI Entertainment, LLC, its subsidiaries party to the Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank.

10.14
Forbearance Agreement, dated February 12, 2010, among RHI Entertainment, LLC, its subsidiaries party to the Second Lien Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party thereto and Wilmington Trust FSB, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 16, 2010).

10.14	(a)
Amendment No. 1 to the Forbearance Agreement, dated March 4, 2010, among RHI Entertainment, LLC, its subsidiaries party to the Second Lien Credit Agreement, RHI Entertainment Holdings II, LLC, the Lenders party thereto and Wilmington Trust FSB, as Administrative Agent.

10.15
Amended and Restated Employment Agreement between Robert A. Halmi, Jr. and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on November 19, 2007).

10.15	(a)
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

10.16	(a)
Amendment to the Amended and Restated Employment Agreement between Peter N. von Gal and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Form 8-K filed with the SEC on December 12, 2008).

10.17
Employment Agreement, dated November 2, 2009, between William J. Aliber and RHI Entertainment, LLC(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on November 6, 2009).

10.18
Employment Agreement between Joel E. Denton and RHI Entertainment, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).

10.19
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

10.21		Letter Agreement between Jeffrey Sagansky and RHI Entertainment, LLC (incorporated by reference

Exhibit
Number		Description

to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 9, 2009).

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 14, 2007).

21.1	**	List of Subsidiaries.

23.1	**	Consent of KPMG LLP.

31.1	*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed with the Original Filing.

II-4