Form 10-K/A
period 2009-12-31
RHI Entertainment, Inc.
filed 2010-04-30
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
RHI Entertainment, Inc. (the “Company”) filed a Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”) with the Securities and Exchange Commission on March 26, 2010. Amendment No. 1 was mistakenly filed without the execution of the signature pages attached hereto. This Amendment No. 2 is being filed for the purpose of providing the information required by Part III of Form 10-K that was not included in the Original Filing. The Part III information omitted from the Original Filing was intended to be incorporated by reference to a Company Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), however, a Proxy Statement will not be filed within 120 days after the end of the fiscal year ended December 31, 2009 and the information is therefore provided herein.
For purposes of this Amendment No. 2, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Items 10 through 14 of the Original Filing have been amended and restated in their entirety. The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Except as expressly set forth in this Amendment No. 2, the Original Filing has not been amended, updated or otherwise modified.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2.

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
J. Daniel Sullivan, Chairman
Russel H. Givens, Jr.
Thomas M. Hudgins

[1]	The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, whether made on, before, or after the date of this Amendment No. 2 to the Company’s Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

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