Form 10-Q
period 2010-03-31
RHI Entertainment, Inc.
filed 2010-05-13
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 11, 2010 was 23,420,898.

RHI ENTERTAINMENT, INC.
INDEX

Part 1. Financial Information
RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS
Cash	$25,096	$25,120
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $4,828 and $5,350, respectively	67,873	85,217
Film production costs, net	464,991	461,232
Property and equipment, net	357	390
Prepaid and other assets, net	14,747	14,768
Intangible assets, net	855	1,125

Total assets	$573,919	$587,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$30,933	$21,610
Accrued film production costs	160,974	166,895
Debt	609,171	609,171
Deferred revenue	27,903	22,861

Total liabilities	828,981	820,537

Stockholders’ deficit
Common stock, par value $0.01 per share;125,000 shares authorized and 23,416 shares issued and outstanding	$234	$234
Additional paid-in capital	54,818	54,390
Accumulated deficit	(310,114)	(287,309)

Total RHI Entertainment, Inc. stockholders’ deficit	(255,062)	(232,685)

Total liabilities and stockholders’ deficit	$573,919	$587,852

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(In thousands, except per share data)

Revenue
Production revenue	$969	$—
Library revenue	7,430	13,003

Total revenue	8,399	13,003
Cost of sales	7,153	13,438

Gross profit (loss)	1,246	(435)
Other costs and expenses:
Selling, general and administrative	12,541	10,966
Amortization of intangible assets	270	314

Loss from operations	(11,565)	(11,715)
Other (expense) income:
Interest expense, net	(10,400)	(9,632)
Interest income	7	3
Other expense, net	(487)	(694)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(22,445)	(22,038)
Income tax (provision) benefit	(360)	25

Loss before non-controlling interest in loss of consolidated entity	(22,805)	(22,013)
Non-controlling interest in loss of consolidated entity	—	9,311

Net loss	$(22,805)	$(12,702)

Loss per Share:
Basic	$(0.97)	$(0.94)
Diluted	$(0.97)	$(0.94)
Weighted Average Shares Outstanding:
Basic	23,422	13,505
Diluted	23,422	13,505
See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Cash flows from operating activities
Net loss	$(22,805)	$(12,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film production costs	5,679	8,222
Amortization of deferred debt financing cost	845	845
Decrease of accounts receivable reserves	(522)	(532)
Share-based compensation	428	478
Amortization of intangible assets	270	314
Depreciation and amortization of fixed assets	33	53
Non-controlling interest in loss of consolidated entity	—	(9,311)
Deferred income taxes	—	89
Change in operating assets and liabilities:
Decrease in accounts receivable	17,866	30,469
(Increase) decrease in prepaid and other assets	(824)	3,594
Additions to film production costs	(9,438)	(9,627)
Increase (decrease) in accounts payable and accrued liabilities	9,323	(2,582)
Decrease in accrued film production costs	(5,921)	(21,863)
Increase (decrease) in deferred revenue	5,042	(701)

Net cash used in operating activities	(24)	(13,254)

Cash flows from investing activities
Purchase of property and equipment	—	(26)

Net cash used in investing activities	—	(26)

Cash flows from financing activities
Borrowings from credit facilities	—	1,000
Repayments of credit facilities	—	(1,000)

Net cash provided by financing activities	—	—

Net decrease in cash	(24)	(13,280)
Cash, beginning of period	25,120	22,373

Cash, end of period	$25,096	$9,093

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10,730
Cash paid for income taxes	708	356
See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Business and Organization
     In these Notes to Unaudited Condensed Consolidated Financial Statements, unless the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to RHI Entertainment, Inc. and its subsidiaries including RHI Entertainment Holdings II, LLC and RHI Entertainment, LLC.
     On January 12, 2006, Hallmark Entertainment Holdings, LLC (Hallmark) sold its 100% interest in Hallmark Entertainment, LLC (Hallmark Entertainment) to HEI Acquisition, LLC. HEI Acquisition, LLC was immediately merged with and into Hallmark Entertainment and its name was changed to RHI Entertainment, LLC (RHI LLC). Subsequent to the transaction, RHI LLC’s sole member was RHI Entertainment Holdings, LLC (Holdings), a limited liability company controlled by affiliates of Kelso & Company L.P. (Kelso). RHI LLC is engaged in the development, production and distribution of made-for-television movies, mini-series and other television programming (collectively, Films).
     On June 23, 2008, RHI Entertainment, Inc. (RHI Inc.) completed its initial public offering (the IPO). RHI Inc. was incorporated for the sole purpose of becoming the managing member of RHI Entertainment Holdings II, LLC and had no operations prior to the IPO. Immediately preceding the IPO, Holdings changed its name to KRH Investments LLC (KRH). KRH then contributed its 100% ownership interest in RHI LLC to a newly formed limited liability company named RHI Entertainment Holdings II, LLC (Holdings II) in consideration for 42.3% of the common membership units in Holdings II and Holdings II’s assumption of all of KRH’s obligations under its financial advisory agreement with Kelso. Upon completion of the IPO, the net proceeds received were contributed by RHI Inc. to Holdings II in exchange for 57.7% (13,500,100) of the common membership units in Holdings II. Upon completion of the IPO, RHI Inc. became the sole managing member of Holdings II and held a majority of the economic interests. KRH was the non-managing member of Holdings II and held a minority of the economic interests. RHI Inc. held a number of common membership units in Holdings II equal to the number of outstanding shares of RHI Inc. common stock.
     Pursuant to the IPO, a total of 13,500,000 shares of Class A Common Stock were sold for aggregate offering proceeds of $189.0 million. The underwriting discounts were $13.2 million and the net proceeds from the IPO (before fees and expenses) totaled $175.8 million. RHI LLC used the net proceeds of the IPO that were contributed by RHI Inc., together with the net proceeds from RHI LLC’s new $55.0 million senior second lien credit facility, approximately $52.2 million of borrowings under RHI LLC’s revolving credit facility (see Note 6) and $29.0 million of cash on hand as follows: (i) approximately $260.0 million was used to repay RHI LLC’s existing senior second lien credit facility in full; (ii) approximately $35.7 million was used to fund a distribution to KRH intended to return capital contributions by KRH; (iii) approximately $0.5 million, net of reimbursements was used to pay fees and expenses in connection with the IPO; (iv) approximately $9.8 million was used to pay fees and expenses in connection with the amendments to RHI LLC’s credit facilities, including accrued interest and a 1% prepayment premium on the existing senior second lien credit facility; and (v) $6.0 million was paid to Kelso in exchange for the termination of RHI LLC’s fee obligations under the existing financial advisory agreement. An additional $1.4 million of fees and expenses related to the IPO were paid subsequent to the IPO.
     The Amended and Restated Limited Liability Company Operating Agreement of Holdings II, dated as of June 23, 2008, by and between RHI Inc. and KRH, as amended (the “LLC Agreement”) provided KRH with the right to exchange its membership units in Holdings II for, at RHI Inc.’s option, either (i) shares of RHI Inc. common stock, (ii) cash or (iii) a combination of both shares of common stock and cash (the “Exchange Right”). On December 14, 2009, KRH provided notice to RHI Inc. of its intent to exercise its Exchange Right for 100% of its 9,900,000 membership units in Holdings II. On December 15, 2009, the Board of Directors of RHI Inc. determined that it was in the best interest of the Company to issue KRH shares of RHI Inc. common stock, and authorized and approved the issuance of such shares in exchange for the surrender and transfer of the 9,900,000 membership units by KRH. On December 22, 2009, RHI Inc. issued 9,900,000 shares of its common stock to KRH. As a result of the foregoing, RHI Inc. owns, as its sole material asset, 100% of the outstanding membership units in Holdings II.
Liquidity and Restructuring
     Market conditions confronting the media and entertainment industry have continued to be a challenge for the Company. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations, resulting in significantly lower fourth quarter revenue compared to the prior year. While current market conditions have begun to strengthen in the first quarter of 2010, they remain weaker than market conditions prior to the fourth quarter of 2008. As a result of the significant weakening of the Company’s financial position, results of operations and liquidity, the Company is currently in default of certain covenants of its senior secured credit facilities and is in discussions with its lenders regarding a restructuring of those facilities. However, management can provide no assurance that it will be able to successfully restructure the Company’s debt obligations. If the Company is not successful in restructuring its debt obligations or unable to come to a consensual agreement with its creditors, the Company will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.
     For films produced within the last fiscal year, the Company’s production partners have financed a substantial portion of the cost through the use of their own new or existing credit facilities. In connection with these financings, the Company has consented to its production partners pledging as collateral the associated distribution contracts they have with the Company. To address liquidity constraints, the Company is currently renegotiating several of its distribution contracts with its production partners and/or their financing sources in an effort to defer or restructure certain payments under those contracts which have already come due or will come due in the near term. In some cases, such restructuring involves giving up the Company’s distribution rights for these films in certain territories. The Company is currently involved in negotiations that would result in it giving up distribution rights to sixteen completed titles having a combined book value of $44.0 million in Film Production Costs, $4.7 million of Accounts Receivable, $48.4 million of Accrued Film Production Costs and $6.4 million of Deferred Revenue recorded as of March 31, 2010. If the Company is unsuccessful in renegotiating the amounts owed by it under these contracts, the Company will be expected to pay amounts that will exacerbate its liquidity concerns. In addition, non payment of amounts due under these agreements could result in the termination of the Company’s licensing rights to these films, affect the future working relationship with certain production partners, which could in turn affect future revenues, profits, collection of certain accounts receivable and/or require the Company to seek protection under Chapter 11 of the U.S. Bankruptcy Code, which would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets and operations of the Company.
     As a result of the foregoing, the Company’s board of directors engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009 to assist in negotiating and implementing a restructuring transaction, and the Company is in the midst of in-depth discussions with its lenders with respect to restructuring its indebtedness and capital structure. Management expects these discussions to likely result in a significant or complete dilution of the Company’s existing equityholders’ interest through an issuance of preferred stock or common stock of RHI Entertainment, LLC (or its successor) to some or all of its lenders and/or creditors. As a result of these discussions, we may enter into various agreements and settlements with certain of these creditors in the near future, in which we may agree to transfer, assign or surrender certain rights or assets. No assurance can be given as to whether these discussions will be successful in restructuring the Company’s debt obligations. Even if the Company is successful in coming to a consensual agreement with some or all of its creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets and operations of the Company.
     These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that could result if the Company were unable to continue as a going concern. The Company has incurred net losses from operations and net operating cash outflows in each of the past four fiscal years and at March 31, 2010 has an accumulated deficit of $310.1 million. The Company’s inability to borrow under its revolving credit facility, in addition to other factors described above, has resulted in an inability to pay some of its obligations as they come due. The liquidity constraints have also prevented the Company from making certain expenditures to continue producing or acquiring as many films as we could have otherwise. As a result, the Company decreased its production slate for 2009 and 2010, reduced its selling, general and administrative expenses through cost-cutting measures that included, among others, job reductions and the Company expects to take additional steps, including discussions with our landlords and various vendors, to preserve liquidity in the short term. However, despite any additional cost-saving steps it may implement, unless the Company successfully restructures its debt, obtains other sources of liquidity and significantly improves its operating results, the Company will not have the resources to continue as a going concern. There can be no assurance that the Company will be successful in such endeavors. The Company’s independent auditors included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010, that noted factors which raised substantial doubt about the Company’s ability to continue as a going concern.
     Refer to Note 6 “Debt” for a further discussion of defaults under the Company’s senior secured credit facilities.
(2) Basis of Presentation

     The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, have been prepared according to U.S. generally accepted accounting principles and include, in the opinion of management, all adjustments consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation of the financial position and results of operations of the Company for these periods. The consolidated financial statements include the accounts of RHI Inc. and its consolidated subsidiary, Holdings II (which consolidates RHI LLC). All intercompany accounts and transactions have been eliminated. Results for the aforementioned periods are not necessarily indicative of the results to be expected for the full year.
(3) Summary of Significant Accounting Policies
     For a complete discussion of the Company’s accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010.
(a) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes thereto. Actual results could differ from those estimates.
(b) Comprehensive Loss
     Comprehensive loss consists of net loss and other gains/losses (comprised of unrealized gains/losses associated with the Company’s previously held interest rate swaps) affecting stockholders’ deficit that, under U.S. generally accepted accounting principles, are excluded from net loss. Comprehensive loss for the three months ended March 31, 2010 and 2009 were $22.8 million and $11.3 million, respectively.
(c) Segment Information
     The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 8% and 33% of total revenue for the three months ended March 31, 2010 and 2009, respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.
(d) New Accounting Pronouncements Adopted
     No new accounting pronouncements were adopted during the three months ended March 31, 2010.
(4) Loss Per Share, Basic and Diluted
     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. Since the Company has a net loss for the periods presented, outstanding common stock options and restricted stock units are anti-dilutive. As of March 31, 2010, the Company has no potentially dilutive securities outstanding. The weighted average number of basic and diluted shares outstanding for the three months ended March 31, 2010 and 2009 was 23,421,595 and 13,505,100, respectively.
(5) Film Production Costs, Net
     Film production costs are comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009

Completed films	$786,206	$783,246
Crown Film Library	89,702	89,683
Films in process and development	14,349	7,966

	890,257	880,895
Accumulated amortization	(425,266)	(419,663)

	$464,991	$461,232

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(In thousands)

Overhead costs capitalized	$2,000	$2,353
Interest capitalized	—	95
Amortization of completed films	5,456	7,660
Amortization of Crown Film Library	147	330
     Approximately 65% of completed film production costs have been amortized and/or impaired through March 31, 2010. The Company further anticipates that approximately 5% of completed film production costs will be amortized through March 31, 2011. The Company anticipates that approximately 39% of unamortized film production costs as of March 31, 2010 will be amortized over the next three years and that approximately 80% of unamortized film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 16 years and 9 months as of March 31, 2010.
(6) Debt
     Debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
First Lien Term Loan	$175,000	$175,000
Revolver	339,589	339,589
Second Lien Term Loan	75,000	75,000
Interest rate swap termination obligation	19,582	19,582

	$609,171	$609,171

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
     The First Lien Term Loan is scheduled to amortize in three installments of 10%, 20% and 70% on April 13, 2011, 2012 and 2013, respectively and bears interest at the Alternate Base Rate (ABR) or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The scheduled maturity date of the Revolver is April 13, 2013, and the Revolver bears interest at either the ABR or LIBOR plus an applicable margin of 1.00% or 2.00% per annum, respectively. The Second Lien Term Loan is scheduled to mature on June 23, 2015 and bears interest at ABR or LIBOR plus an applicable margin of 6.50% or 7.50% per annum, respectively.
     Interest payments for all loans were previously due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At March 31, 2010, the interest rates associated with the First Lien Term Loan, Revolver and Second Lien Term Loan were 6.25%, 6.25%, and 11.75%, respectively. Pursuant to the Company’s default under its First Lien Credit Agreement and Second Lien Credit Agreement (see discussion below), all of its outstanding debt balances were converted to three month ABR as of December 23, 2009 for the First

Lien Credit Agreement, February 12, 2010 for $20 million of the Second Lien Credit Agreement and March 1, 2010 for the remaining $55 million of the Second Lien Credit Agreement and are subject to 2.00% annual default interest in addition to the applicable margins noted above. The interest rates noted are inclusive of this default interest. Due to the over-advance position of the Company’s borrowing base and the Company’s default under its First and Second Lien Credit Agreements (see discussions below), it is precluded from accessing its revolving credit facility.
     The First Lien Credit Agreement and Second Lien Credit Agreement, as amended, include customary affirmative and negative covenants, including among others: (i) limitations on indebtedness, (ii) limitations on liens, (iii) limitations on investments, (iv) limitations on guarantees and other contingent obligations, (v) limitations on restricted junior payments and certain other payment restrictions, (vi) limitations on consolidation, merger, recapitalization or sale of assets, (vii) limitations on transactions with affiliates, (viii) limitations on the sale or discount of receivables, (ix) limitations on lines of business, (x) limitations on production and acquisition of product and (xi) certain reporting requirements. Additionally, the First Lien Credit Agreement includes a Minimum Consolidated Tangible Net Worth covenant (as defined therein) and both the First Lien Credit Agreement and the Second Lien Credit Agreement contain a Coverage Ratio covenant (as defined therein). The First Lien Credit Agreement and Second Lien Credit Agreement also include customary events of default, including among others, a change of control (including the disposition of capital stock of certain subsidiaries that guarantee the credit agreement). The First Lien and Second Lien Credit Agreements are collateralized by a perfected security interest in substantially all of the Company’s and its subsidiaries’ assets.
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
     On December 23, 2009, the Company entered into a forbearance agreement with the first lien agent and lenders holding a majority in principal amount of the loans under its first lien credit facilities and swap counterparties. That forbearance agreement was subsequently amended on January 22, 2010 and again on March 5, 2010. On February 12, 2010, the Company entered into a separate forbearance agreement with the second lien agent and lenders holding a majority in principal amount of the loans under the second lien credit facility, which was subsequently amended on March 5, 2010. Under each of these forbearance agreements, the agents and lenders (and in the case of the first lien forbearance, the swap counterparties) had agreed to forbear from exercising certain of their rights and agreed to waive some of the existing or prospective defaults until March 31, 2010.
     On December 23, 2009, the Company terminated its interest rate swap agreements. As of the date of termination, the interest rate swaps had a value of $19.6 million in favor of the swap counterparties, including approximately $1.1 million related to the net interest settlement of the interest rate swaps. Although this $19.6 million was contractually due immediately upon termination of the interest rate swap agreements, such obligation was deferred in connection with the forbearance agreement entered into between the Company and its First Lien Credit Facility lenders.
     The Company and its lenders did not extend the forbearance agreements upon their expiration on March 31, 2010. Therefore, the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. Although the Company continues to engage in productive discussions with its lenders regarding a restructuring, if the agents and lenders under the respective credit facilities and swap counterparties make such elections, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, and any such filing would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets or operations of the Company.
(7) Share-based Compensation
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

(8) Commitments and Contingencies
Putative Shareholder Class Action Lawsuit
     On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering that contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement overstated the number of made-for-television (MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets, changing media technologies and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. On May 3, 2010, the Company filed a motion to dismiss the complaint, to which the plaintiffs have not yet responded. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously in this litigation.
Flextech Litigation
     On April 7, 2009, RHI Entertainment Distribution, LLC and RHI Entertainment, LLC were served with a Complaint filed in the United States District Court for the Southern District of New York alleging that they had breached an agreement with Flextech Rights Limited (“Flextech”), a British distributor, by failing to make the second of two installment payments. A judgment in the amount of approximately $0.9 million was entered against the defendants on February 17, 2010, for which the Company has accrued as of March 31, 2010. The Company has agreed to a settlement with Flextech and as of the date of this filing has paid $0.6 million.
MAT IV Litigation
     On February 22, 2010, RHI Entertainment Distribution, LLC was served with a Complaint filed in the United States District Court for the Southern District of New York alleging that the Company had breached a contract with MAT Movies and Television Productions GmnH & Co. Project IV KG (“MAT IV”), a German investment fund, by failing to pay amounts due under an agreement dated September 25, 2009. The Complaint seeks approximately $7.0 million in damages, plus interest and attorneys’ fees, for which the Company believes it has accrued an appropriate amount as of March 31, 2010. On April 15, 2010, the Company moved to dismiss the complaint. MAT IV filed an opposition to the Company’s motion on April 29, 2010. The Company intends to defend itself vigorously in this litigation.
Restructuring
     The Company has been actively engaged in discussions with its lenders and other creditors regarding an anticipated restructuring. As part of this restructuring effort, the Company has sought to defer certain payment deadlines and failed to make certain payments when due. As a result of these discussions, we may enter into various agreements and settlements with certain of these creditors in the near future, in which we may agree to transfer, assign or surrender certain rights or assets. If these discussions are not successful, we could face litigation from creditors, including but not limited to production partners, lenders, former employees, landlords and labor unions.
     The Company is involved in various other legal proceedings and claims incidental to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the Company believes that such outstanding legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial position or results of operations, except as disclosed above.

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
     Our revenue and operating results are typically seasonal in nature. A significant portion of the films that we develop, produce and distribute are delivered to the broadcast and cable networks in the second half of each year. Typically, programming for a particular year is developed either late in the preceding year or in the early portion of the current year. Generally, planning and production take place during the spring and summer and completed film projects are delivered in the third and fourth quarters of each year. As a result, our first, second and third quarters of our fiscal year typically generate less revenue than the fourth quarter of such fiscal year. Additionally, the timing of the film deliveries from year-to-year may vary significantly. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.
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
Results of operations
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
     The results of operations for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended March 31,		Increase/
	2010	2009	(Decrease)
Revenue
Production revenue	$969	$—	$969
Library revenue	7,430	13,003	(5,573)

Total revenue	8,399	13,003	(4,604)
Cost of sales	7,153	13,438	(6,285)

Gross (loss) profit	1,246	(435)	1,681
Other costs and expenses:
Selling, general and administrative	12,541	10,966	1,575
Amortization of intangible assets	270	314	(44)

(Loss) income from operations	(11,565)	(11,715)	150
Other (expense) income:
Interest expense, net	(10,400)	(9,632)	(768)
Interest income	7	3	4
Other (expense), net	(487)	(694)	207

Loss before income taxes and non-controlling interest in loss of consolidated entity	(22,445)	(22,038)	(407)
Income tax (provision) benefit	(360)	25	(385)

Loss before non-controlling interest in loss of consolidated entity	(22,805)	(22,013)	(792)
Non-controlling interest in loss of consolidated entity	—	9,311	(9,311)

Net loss	$(22,805)	$(12,702)	$(10,103)

Basic and diluted loss per share.	$(0.97)	$(0.94)	$(0.03)

Revenue, cost of sales and gross profit

	Three Months Ended March 31,
	2010		2009
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
			(Dollars in thousands)

Production revenue	$969	12%	$—	0%	$969	100%
Library revenue	7,430	88%	13,003	100%	(5,573)	(43)%

Total revenue	8,399	100%	13,003	100%	(4,604)	(35)%
Cost of sales	7,153	85%	13,438	103%	(6,285)	47%

Gross profit (loss)	$1,246	15%	$(435)	(3)%	$1,681	NM

     Total revenue decreased $4.6 million, or 35%, to $8.4 million during the three months ended March 31, 2010 from $13.0 million during the same period in 2009.
     Production revenue increased $1.0 million in the three months ended March 31, 2010 compared to nil during the same period in 2009. The increase in production revenue was due to the delivery of two MFT films during the three months ended March 31, 2010 compared to no film deliveries in the same period in 2009.
     Library revenue decreased $5.6 million, or 43%, to $7.4 million in the three months ended March 31, 2010 from $13.0 million during the comparable period in 2009. The decrease in Library revenue during the three months ended March 31, 2010 is primarily due to the termination of our agreement with ION effective as of June 30, 2009 and the reversal of certain revenue recorded in prior periods. During the three months ended March 31, 2009, we recognized $3.0 million of revenue related to our programming on ION compared to nil during the three months ended March 31, 2010. The revenue reversals were related to the cancellation of license agreements primarily resulting from the ongoing restructuring and related renegotiation of certain distribution contracts with our production partners. In addition, library revenue continues to be negatively impacted by the slow-down in sales activity resulting from weak market conditions that began in the fourth quarter of 2008 and have continued through the first quarter of 2010.
     Cost of sales decreased $6.3 million to $7.2 million during the three months ended March 31, 2010 from $13.4 million during the same period in 2009. Cost of sales as a percentage of revenue decreased to 85% during the three months ended March 31, 2010 from 103% during the same period in 2009. Cost of sales is comprised of film cost amortization, certain distribution expenses and, through June 30, 2009, amortization of minimum guarantee payments made to ION. The increase in gross profit during the three months ended March 31, 2010 compared to the same period in the prior year is primarily due to the termination of our agreement with ION effective as of June 30, 2009 and the fact that we were no longer required to make minimum guarantee payments as of that date. During the three months ended March 31, 2009, we incurred $3.5 million expense associated with the amortization of minimum guarantee payments compared to nil during the three months ended March 31, 2010. The decrease associated with the amortization of minimum guarantee payments made to ION was offset by an increase in film cost amortization as a percentage of revenue due to an increase in amortization rates as a result of the review of our ultimate revenues and impairment of film production costs which occurred in the second half of 2009. Film cost amortization as a percentage of revenue increased from 63% during the three months ended March 31, 2009 compared to 68% during the same period of 2010.
Other costs and expenses

	Three Months Ended
	March 31,		$ Increase/	%Increase/
	2010	2009	(Decrease)	(Decrease)
		(Dollars in thousands)

Selling, general and administrative	$12,541	$10,966	$1,575	14%
Amortization of intangible assets	270	314	(44)	(14)%
     Selling, general and administrative expenses increased $1.6 million to $12.5 million in the three months ended March 31, 2010, from $11.0 million in the same period in 2009. The increase of 14% is primarily due to an additional $4.0 million of costs associated with professional fees related to the ongoing restructuring of our capital structure, which were not incurred during the three months ended March 31, 2009 and an additional $1.0 million in costs associated with headcount reductions and associated severance agreements compared to the same period of 2009. Notwithstanding the above, recurring selling, general and administrative expenses such as salaries, rent and other operating expenses decreased for the three months ended March 31, 2010 compared to the same period in the prior year due to the Company’s decision to reduce overhead costs during 2009 and the first quarter of 2010. Additionally, the Company experienced a decrease in selling expenses resulting from the timing of an industry tradeshow. During the three months ended March 31, 2009 we incurred an additional $0.7 million in expenses related to a tradeshow that occurred in the first quarter of 2009, but that in 2010 did not occur until the second quarter.
Interest expense, net
     Interest expense, net increased $0.8 million to $10.4 million for the three months ended March 31, 2010 from $9.6 million during the comparable period in 2009. The increase in interest expense is primarily a result of the increase in the weighted average interest rate due to an additional 2% default penalty as a result of our default under the First and Second Lien Credit Agreements. For the three months ended March 31, 2010, the average interest rate was 6.6% compared to 4.5% for the three months ended March 31, 2009. Additionally, the weighted average debt outstanding increased to $609.2 million for the three months ended March 31, 2010, compared to $576.8 million for the three months ended March 31, 2009. Offsetting these increases was a decrease in interest expense of $3.4 million during the three months ended March 31, 2010, compared to the same period of 2009, as a result of the termination of our interest rate swaps in December 2009.
Other expense, net
     For the three months ended March 31, 2010 and 2009, Other expense, net primarily represents realized foreign currency losses resulting from the settlement of customer accounts denominated in foreign currencies.
Income tax provision
     The income tax provision for the three months ended March 31, 2010 is primarily attributable to foreign taxes related to license fees from customers located outside the United States. During the three months ended March 31, 2009, the income tax benefit is related to the pre-tax loss of our corporate subsidiary offset by foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for RHI Inc.’s interest in the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss generated by RHI Inc.
Net loss
     The net loss for the three months ended March 31, 2010 was $22.8 million, compared to $12.7 million for the three months ended March 31, 2009. The increase in net loss is primarily the result of the non-controlling interest in loss of consolidated entity recorded for the three months ended March 31, 2009.
Liquidity and capital resources
     Our credit facilities include: (i) first lien senior secured facilities consisting of a $175.0 million term loan facility and a $350.0 million revolving credit facility; and (ii) a $75.0 million second lien senior secured term loan facility. On December 23, 2009, in conjunction with the termination of our interest rate swaps, the value owed to counterparties under the interest rate swaps was immediately converted into $19.6 million of secured debt under our first lien facilities. As of December 31, 2009, all of our debt was variable rate and totaled $609.2 million outstanding. As of March 31 2010 and December 31, 2009, we had $25.1 million of cash. As of March 31, 2010, we had no additional borrowings available.
     Market conditions confronting the media and entertainment industry have continued to be a challenge for us. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations, resulting in significantly lower fourth quarter revenue compared to the prior year. While current market conditions have begun to strengthen in the first quarter of 2010, they still remain weaker than market conditions prior to the fourth quarter of 2008. As a result of the significant weakening of our financial position, results of operations and liquidity, we are currently in default of certain covenants of our senior secured credit facilities and in discussions with our lenders regarding a restructuring of those credit facilities. However, we can provide no assurance that we will be able to successfully restructure our debt obligations. If we are unsuccessful in restructuring our debt obligations or unable to come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.
     As a result of the foregoing, we engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009 to assist us in negotiating and implementing a restructuring transaction, and we are in the midst of in-depth discussions with our lenders with respect to restructuring our indebtedness and capital structure. We expect these discussions to likely result in a significant or complete dilution of our existing equityholders’ interest through an issuance of preferred stock or common stock of RHI Entertainment, LLC (or its successor) to some or all of our lenders and/or creditors. As a result of these discussions, we may enter into various agreements and settlements with certain of these creditors in the near future, in which we may agree to transfer, assign or surrender certain rights or assets. No assurance can be given as to whether these discussions will be successful in restructuring our debt obligations. Even if we are successful in coming to a consensual agreement with some or all of our creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets and operations of the Company.
     The financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. In addition, any filing under Chapter 11 of the U.S. Bankruptcy Code will likely result in substantial changes to amounts recorded in our financial statements for a period after the date of such filing. The Company’s independent auditors included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010, that noted factors which raised substantial doubt about the Company’s ability to continue as a going concern.
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
     On December 23, 2009, we entered into a forbearance agreement with the first lien agent and lenders holding a majority in principal amount of the loans under our first lien credit facilities and swap counterparties. That forbearance agreement was subsequently amended and extended on January 22, 2010 and again on March 5, 2010. On February 12, 2010, we entered into a separate forbearance agreement with the second lien agent and lenders holding a majority in principal amount of the loans under the second lien credit facility, which was subsequently amended and extended on March 5, 2010. Under each of these forbearance agreements, the agents and lenders (and in the case of the first lien forbearance, the swap counterparties) had agreed to forbear from exercising certain of their rights and agreed to waive some of the existing or prospective defaults until March 31, 2010.
     The Company and its lenders did not extend the forbearance agreement upon their expiration on March 31, 2010, therefore, the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. Although the Company continues to engage in productive discussions with its lenders regarding a restructuring, if the agents and lenders under the respective credit facilities and swap counterparties make such elections, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, and any such filing would result in its current equityholders receiving little or no continuing interest in the Company.
     For films produced within the fiscal last year, our production partners have financed a substantial portion of the cost through the use of their own new or existing credit facilities. In connection with these financings, we have consented to our production partners pledging as collateral the associated distribution contracts they have with us. To address liquidity constraints, we are currently renegotiating several of our distribution contracts with our production partners and/or their financing sources in an effort to defer or restructure certain payments under those contracts which have already come due or will come due in the near term. In some cases, such restructuring involves giving up our distribution rights for these films in certain territories. We are currently involved in negotiations that would result in us giving up distribution rights to sixteen completed titles having a combined book value of $44.0 million in Film Production Costs, $4.7 million of Accounts Receivable, $48.4 million of Accrued Film Production Costs and $6.4 million of Deferred Revenue recorded as of March 31, 2010. If we are unsuccessful in renegotiating the amounts owed by us under these contracts, we will be expected to pay amounts that will exacerbate our liquidity concerns. In addition, non payment of amounts due under these agreements could result in the termination of our licensing rights to these films, affect the future working relationship with certain production partners, which could in turn affect future revenues, profits, collectability of certain accounts receivable and/or require us to seek protection under Chapter 11 of the U.S. Bankruptcy Code, which would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets and operations of the Company.

The chart below shows our cash flows for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	$(24)	$(13,254)
Net cash used in investing activities	—	(26)
Net cash provided by financing activities	—	—
Cash (end of period)	25,096	9,093
Operating activities
     Cash used in operating activities in the three months ended March 31, 2010 was $24,000, as compared to $13.3 million for the comparable period in 2009. Operating cash flows reflect spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. The $13.2 million improvement in operating cash flows was primarily the result of a decrease in payments of accrued film production costs of approximately $17.2 million due to not making certain payments to our production partners and a decrease in interest payments of $10.7 million due to not paying interest on our first and second lien credit facilities during the first quarter of 2010. These decreases in payments were offset by a decrease in cash receipts of approximately $11.5 million and a $4.0 million increase in payments for professional fees related to the ongoing restructuring of our capital structure during the three months ended March 31, 2010.
Investing activities
     During the three months ended March 31, 2010 and 2009, we used nil and $26,000, respectively, in investing activities, reflecting the purchase of property and equipment.
Financing activities
     No cash was provided or used by financing activities during the three months ended March 31, 2010 and 2009.
Contractual obligations
     The following table sets forth our contractual obligations as of March 31, 2010:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(Dollars in thousands)
Off balance sheet arrangements:
Operating lease commitments (1)	$33,249	$3,724	$7,147	$7,032	$15,346
Purchase obligations (2)	—	—	—	—	—

	33,249	3,724	7,147	7,032	15,346

Contractual obligations reflected on the balance sheet:
Debt obligations (3)	609,171	19,582	52,500	462,089	75,000
Accrued film production costs (4)	63,208	63,059	149	—	—
Other contractual obligations (5)	8,174	5,174	2,000	1,000	—
Uncertain tax positions (6)	382	382	—	—	—

	680,935	88,197	54,649	463,089	75,000

Total contractual obligations	$714,184	$91,921	$61,796	$470,121	$90,346

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office and storage space.

(2)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(3)	Debt obligations include future principal payments due upon the maturity of our bank debt and interest rate swap termination obligations (see Note 6 in our unaudited consolidated financial statements), but excludes interest payments. We have been in default of our first and second lien credit facilities since December 23, 2009 and February 12, 2010, respectively, and, as a result, our lenders have the ability to accelerate those obligations.

(4)	Accrued film production costs represent contractual amounts payable for completed films as well as costs incurred for the settlement of certain participations. Obligations for residual payments to various guilds have not been included due to the uncertain nature of the amounts and timing of future payments.

(5)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.

(6)	Excluded from the table are $2.3 million of unrecognized tax obligations for which the timing of payment is not estimable.
Off-balance sheet arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
     For a complete discussion of our accounting policies, see the information under the heading “Management’s discussion and analysis of financial condition and results of operations — Critical accounting policies and estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010. We believe there have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Form 10-K.
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
     Historically, foreign exchange gains (losses) have not been significant. Foreign exchange losses for the three months ended March 31, 2010 and 2009 were $0.5 million and $0.7 million, respectively.
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

Part 2. Other Information
Item 1. Legal Proceedings
Putative Shareholder Class Action Lawsuit
     On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering (IPO) that purportedly contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement and prospectus overstated the projected number of made-for-television (MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets, changing media technologies and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. On May 3, 2010, the defendants filed a motion to dismiss the complaint, to which the plaintiffs have not responded. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously.
Flextech Litigation
     On April 7, 2009, RHI Entertainment Distribution, LLC and RHI Entertainment, LLC were served with a Complaint filed in the United States District Court for the Southern District of New York alleging that they had breached an agreement with Flextech Rights Limited (“Flextech”), a British distributor, by failing to make the second of two installment payments. A judgment in the amount of approximately $0.9 million was entered against the defendants on February 17, 2010, for which we have accrued as of March 31, 2010. The Company has agreed to a settlement with Flextech and as of the date of this filing has paid $0.6 million.
MAT IV Litigation
     On February 22, 2010, RHI Entertainment Distribution, LLC was served with a Complaint filed in the United States District Court for the Southern District of New York alleging that the Company had breached a contract with MAT Movies and Television Productions GmnH & Co. Project IV KG (“MAT IV”), a German investment fund, by failing to pay amounts due under an agreement dated September 25, 2009. The Complaint seeks approximately $7.0 million in damages, plus interest and attorneys’ fees, for which we believe we have accrued the appropriate amount as of March 31, 2010. On April 15, 2010, the Company moved to dismiss the complaint. MAT IV filed an opposition to the Company’s motion on April 29, 2010. The Company intends to defend itself and vigorously in this litigation.
     The Company is involved in various other legal proceedings and claims incidental to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the Company believes that such outstanding legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial position or results of operations, except as disclosed above.
Item 1a. Risk Factors
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010. There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There have not been any unregistered sales of equity securities or repurchases of the Company’s common stock during the three months ended March 31, 2010.

Item 3. Defaults upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information

Item 6. Exhibits

Exhibit
Number	Exhibit
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010	By:	/s/ Robert A. Halmi, Jr.
Robert A. Halmi, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2010	By:	/s/ W illiam J. Aliber
William J. Aliber
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.