Form 10-Q
period 2010-06-30
RHI Entertainment, Inc.
filed 2010-08-05
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 3, 2010 was 23,421,595.

RHI ENTERTAINMENT, INC.
INDEX

Part 1. Financial Information
RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS
Cash	$12,131	$25,120
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $4,048 and $5,350, respectively	57,108	85,217
Film production costs, net	457,791	461,232
Prepaid and other assets, net	17,010	15,158
Intangible assets, net	585	1,125

Total assets	$544,625	$587,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$40,418	$21,610
Accrued film production costs	153,553	166,895
Debt	609,171	609,171
Deferred revenue	24,691	22,861

Total liabilities	827,833	820,537

Stockholders’ deficit
Common stock, par value $0.01 per share;125,000 shares authorized and 23,422 shares issued and outstanding	$234	$234
Additional paid-in capital	54,691	54,390
Accumulated deficit	(338,133)	(287,309)

Total stockholders’ deficit	(283,208)	(232,685)

Total liabilities and stockholders’ deficit	$544,625	$587,852

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands, except per share data)
Revenue
Production revenue	$3,582	$11,832	$4,551	$11,832
Library revenue	2,402	10,851	9,832	23,854

Total revenue	5,984	22,683	14,383	35,686
Cost of sales	5,542	18,487	12,695	31,925

Gross profit	442	4,196	1,688	3,761
Other costs and expenses:
Selling, general and administrative	16,702	6,922	29,243	17,888
Amortization of intangible assets	270	285	540	599

Loss from operations	(16,530)	(3,011)	(28,095)	(14,726)
Other (expense) income:
Interest expense, net	(10,660)	(10,435)	(21,060)	(20,067)
Interest income	5	1	12	4
Other expense, net	(464)	(953)	(951)	(1,647)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(27,649)	(14,398)	(50,094)	(36,436)
Income tax provision	(370)	(543)	(730)	(518)

Loss before non-controlling interest in loss of consolidated entity	(28,019)	(14,941)	(50,824)	(36,954)
Non-controlling interest in loss of consolidated entity	—	6,320	—	15,632

Net loss	$(28,019)	$(8,621)	$(50,824)	$(21,322)

Loss per Share:
Basic	$(1.20)	$(0.64)	$(2.17)	$(1.58)
Diluted	$(1.20)	$(0.64)	$(2.17)	$(1.58)

Weighted Average Shares Outstanding:
Basic	23,422	13,505	23,422	13,505
Diluted	23,422	13,505	23,422	13,505
See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Cash flows from operating activities
Net loss	$(50,824)	$(21,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film production costs	11,072	22,008
Amortization of deferred debt financing cost	1,689	1,689
Decrease of accounts receivable reserves	(1,302)	(4,281)
Amortization of intangible assets	540	599
Share-based compensation	301	921
Depreciation and amortization of fixed assets	110	106
Non-controlling interest in loss of consolidated entity	—	(15,632)
Amortization of interest rate swap value	—	3,032
Realized loss on interest rate swaps	—	1,267
Deferred income taxes	—	1,689
Change in operating assets and liabilities:
Decrease in accounts receivable	29,411	44,604
(Increase) decrease in prepaid and other assets	(3,651)	643
Additions to film production costs	(7,631)	(35,789)
Increase (decrease) in accounts payable and accrued liabilities	18,808	(2,069)
Decrease in accrued film production costs	(13,342)	(25,793)
Increase in deferred revenue	1,830	888

Net cash used in operating activities	(12,989)	(27,440)

Cash flows from investing activities
Purchase of property and equipment	—	(77)

Net cash used in investing activities	—	(77)

Cash flows from financing activities
Borrowings from credit facilities	—	8,000
Repayments of credit facilities	—	(1,000)

Net cash provided by financing activities	—	7,000

Net decrease in cash	(12,989)	(20,517)
Cash, beginning of period	25,120	22,373

Cash, end of period	$12,131	$1,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$24,085
Cash paid for income taxes	1,418	747
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
     On June 23, 2008, RHI Entertainment, Inc. (RHI Inc.) completed its initial public offering (the IPO). RHI Inc. was incorporated for the sole purpose of becoming the managing member of RHI Entertainment Holdings II, LLC and had no operations prior to the IPO. Immediately preceding the IPO, Holdings changed its name to KRH Investments LLC (KRH). KRH then contributed its 100% ownership interest in RHI LLC to a newly formed limited liability company named RHI Entertainment Holdings II, LLC (Holdings II) in consideration for 42.3% of the common membership units in Holdings II and Holdings II’s assumption of all of KRH’s obligations under its financial advisory agreement with Kelso. Upon completion of the IPO, the net proceeds received were contributed by RHI Inc. to Holdings II in exchange for 57.7% (13,500,100) of the common membership units in Holdings II. Upon completion of the IPO, RHI Inc. became the sole managing member of Holdings II and held a majority of the economic interests in Holdings II. KRH was the non-managing member of Holdings II and held a minority of the economic interests in Holdings II. RHI Inc. held a number of common membership units in Holdings II equal to the number of outstanding shares of RHI Inc. common stock.
     Pursuant to the IPO, a total of 13,500,000 shares of Class A Common Stock were sold for aggregate offering proceeds of $189.0 million. The underwriting discounts were $13.2 million and the net proceeds from the IPO (before fees and expenses) totaled $175.8 million. RHI LLC used the net proceeds of the IPO that were contributed by RHI Inc., together with the net proceeds from RHI LLC’s new $55.0 million senior second lien credit facility, approximately $52.2 million of borrowings under RHI LLC’s revolving credit facility (see Note 6) and $29.0 million of cash on hand, as follows: (i) approximately $260.0 million was used to repay RHI LLC’s existing senior second lien credit facility in full; (ii) approximately $35.7 million was used to fund a distribution to KRH intended to return capital contributions by KRH; (iii) approximately $0.5 million, net of reimbursements was used to pay fees and expenses in connection with the IPO; (iv) approximately $9.8 million was used to pay fees and expenses in connection with the amendments to RHI LLC’s credit facilities, including accrued interest and a 1% prepayment premium on the existing senior second lien credit facility; and (v) $6.0 million was paid to Kelso in exchange for the termination of RHI LLC’s fee obligations under the existing financial advisory agreement. An additional $1.4 million of fees and expenses related to the IPO were paid subsequent to the IPO.
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
Liquidity and Restructuring
     Market conditions confronting the media and entertainment industry have continued to be a challenge for the Company. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations, resulting in significantly lower fourth quarter revenue compared to the prior year. While current market conditions have begun to strengthen in 2010, they remain weaker than market conditions prior to the fourth quarter of 2008. As a result of the significant weakening of the Company’s financial position, results of operations and liquidity, the Company is currently in default of certain covenants of its senior secured credit facilities and is in discussions with its lenders regarding a restructuring of those facilities. However, management can provide no assurance that it will be able to successfully restructure the Company’s debt obligations. Whether or not the Company is able to restructure its debt obligations or come to a consensual agreement with its creditors, the Company will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets and operations of the Company.
     For films produced within the last fiscal year, the Company’s production partners have financed a substantial portion of the cost through the use of their own new or existing credit facilities. In connection with these financings, the Company has consented to its production partners pledging as collateral the associated distribution contracts they have with the Company. To address liquidity constraints, the Company has entered into settlement agreements and continues to renegotiate several of its distribution contracts with its production partners and/or their financing sources in an effort to defer or restructure certain payments under those contracts which have already come due or will come due in the near term. In some cases, such settlements and restructuring involves giving up the Company’s distribution rights for these films in certain territories. The Company is currently involved in negotiations that would result in it giving up distribution rights to fifteen completed titles having a combined book value of $38.9 million in Film Production Costs, $3.0 million of Accounts Receivable, $47.3 million of Accrued Film Production Costs and $2.5 million of Deferred Revenue recorded as of June 30, 2010. If the Company is unsuccessful in renegotiating these contracts, the Company will either have to pay amounts the Company owes, which would exacerbate the Company’s liquidity concerns or default on its obligations under those agreements, which could result in the termination of the Company’s licensing rights to these films and adversely affect the future working relationship with certain production partners. Such outcomes could in turn adversely affect the Company’s future revenues, profits, collection of certain accounts receivable and/or require the Company to seek protection under Chapter 11 of the U.S. Bankruptcy Code.
     As a result of the foregoing, the Company’s board of directors engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009 to assist in negotiating and implementing a restructuring transaction, and the Company is in the midst of in-depth discussions with its lenders and other creditors with respect to restructuring its indebtedness and capital structure. Management expects these discussions to likely result in a significant or complete dilution of the Company’s existing equityholders’ interest through an issuance of preferred stock or common stock of RHI Entertainment, LLC (or its successor) to some or all of its lenders and/or creditors. As a result of these discussions, we may enter into various agreements and settlements with certain of these creditors in the near future, in which we may agree to transfer, assign or surrender certain rights or assets. No assurance can be given as to whether these discussions will be successful in restructuring the Company’s debt obligations. Even if the Company is successful in coming to a consensual agreement with some or all of its creditors, any such restructuring would likely involve a filing under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets and operations of the Company.
     The Company has also engaged Robert Del Genio of Conway, Del Genio, Gries & Co., LLC as Strategic Planning Officer of the Company. Mr. Del Genio is reporting to the Company’s board of directors, and is, among other functions, communicating frequently with the Company’s lenders and their representatives regarding the Company’s activities, cash flows, cost controls and restructuring efforts. Mr. Del Genio also is assisting the Company in connection with the preparation for, and administration of, any filing under Chapter 11 of the U.S. Bankruptcy Code.
     On May 20, 2010, the Company received a notice from The Nasdaq Stock Market (“Nasdaq”) stating that the Company no longer meets the $10,000,000 stockholders’ equity requirement for continued listing on Nasdaq in accordance with Listing Rule 5450(b)(1)(A). In addition, the Company failed to meet the minimum bid price of $1.00 for 30 consecutive business days pursuant to Listing Rules 5450(a)(1) and the market value of publicly held shares of $5 million pursuant to 5450(b)(1)(B), and the Company does not meet the continued listing requirements under the alternative standards under Listing Rule 5450(b). In accordance with the ongoing restructuring initiative, the Company decided not to submit a compliance plan that would support its ability to achieve near term compliance with the continued listing requirements and to sustain such compliance over an extended period of time. Further, the Company does not plan to request a hearing before a Nasdaq Hearings Panel determination regarding these issues. Therefore, the Company’s common stock was suspended from trading on June 1, 2010 and a Form 25-NSE was filed with the Securities and Exchange Commission removing the Company’s common stock from listing and registration on Nasdaq. Further, the Company is not applying to transfer its common stock to The Nasdaq Capital Market as it does not satisfy all of the continued listing requirements of The Nasdaq Capital Market as set forth in Listing Rule 5550.

     These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that could result if the Company were unable to continue as a going concern. The Company has incurred net losses from operations and net operating cash outflows in each of the past four fiscal years and at June 30, 2010 has an accumulated deficit of $338.1 million. The Company’s inability to borrow under its revolving credit facility, in addition to other factors described above, has resulted in an inability to pay some of its obligations as they come due. The liquidity constraints have also prevented the Company from making certain expenditures to continue producing or acquiring as many films as it could have otherwise. As a result, the Company decreased its production slate for 2009 and 2010, reduced its selling, general and administrative expenses through cost-cutting measures that included, among others, job reductions. The Company has taken and expects to continue to take additional steps, including discussions with our landlords and various vendors, to preserve liquidity in the short term. However, despite any additional cost-saving steps it may implement, unless the Company successfully restructures its debt, obtains other sources of liquidity and significantly improves its operating results, the Company will not have the resources to continue as a going concern. There can be no assurance that the Company will be successful in such endeavors. The Company’s independent auditors included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010, that noted factors which raised substantial doubt about the Company’s ability to continue as a going concern.
     Refer to Note 6 “Debt” for a further discussion of defaults under the Company’s senior secured credit facilities.
(2) Basis of Presentation
     The unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, have been prepared according to U.S. generally accepted accounting principles and include, in the opinion of management, adjustments consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation of the financial position and results of operations of the Company for these periods on a going concern basis, as discussed above. The consolidated financial statements include the accounts of RHI Inc. and its consolidated subsidiary, Holdings II (which consolidates RHI LLC). All intercompany accounts and transactions have been eliminated. Results for the aforementioned periods are not necessarily indicative of the results to be expected for the full year.
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
     (b) Comprehensive Loss
     Comprehensive loss consists of net loss and other gains/losses (comprised of unrealized gains/losses associated with the Company’s previously held interest rate swaps) affecting stockholders’ deficit that, under U.S. generally accepted accounting principles, are excluded from net loss. Comprehensive loss for the three months ended June 30, 2010 and 2009 were $28.0 million and $7.9 million, respectively. Comprehensive loss for the six months ended June 30, 2010 and 2009 were $50.8 million and $19.2 million, respectively.
     (c) Segment Information
     The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 32% and 27% of total revenue for the three months ended June 30, 2010 and 2009, respectively. Revenue earned from foreign licensees represented approximately 18% and 29% of total revenue for the six months ended June 30,

2010 and 2009, respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.
     (d) New Accounting Pronouncements Adopted
     No new accounting pronouncements were adopted during the three and six months ended June 30, 2010.
(4) Loss Per Share, Basic and Diluted
     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. Since the Company has a net loss for the periods presented, outstanding common stock options and restricted stock units are anti-dilutive. As of June 30, 2010, the Company has no potentially dilutive securities outstanding. The weighted average number of basic and diluted shares outstanding for the three and six months ended June 30, 2010 and 2009 was 23,421,595 and 13,505,100, respectively.
(5) Film Production Costs, Net
     Film production costs are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Completed films	$790,616	$783,246
Crown Film Library	89,707	89,683
Films in process and development	7,190	7,966

	887,513	880,895
Accumulated amortization	(429,722)	(419,663)

	$457,791	$461,232

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Overhead costs capitalized	$1,250	$2,432	$3,250	$4,785
Interest capitalized	—	161	—	256
Amortization of completed films	4,386	12,270	9,842	19,930
Amortization of Crown Film Library	70	281	217	611
     Approximately 65% of completed film production costs have been amortized and/or impaired through June 30, 2010. The Company further anticipates that approximately 6% of completed film production costs will be amortized through June 30, 2011. The Company anticipates that approximately 41% of unamortized film production costs as of June 30, 2010 will be amortized over the next three years and that approximately 80% of unamortized film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 16 years and 6 months as of June 30, 2010.
(6) Debt
     Debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
First Lien Term Loan	$175,000	$175,000
Revolver	339,589	339,589
Second Lien Term Loan	75,000	75,000
Interest rate swap termination obligation	19,582	19,582

	$609,171	$609,171

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
     Interest payments for all loans were previously due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At June 30, 2010, the interest rates associated with the First Lien Term Loan, Revolver and Second Lien Term Loan were 6.25%, 6.25%, and 9.75%, respectively. Pursuant to the Company’s default under its First Lien Credit Agreement and Second Lien Credit Agreement (see discussion below), all of its outstanding debt balances were converted to three month ABR as of December 23, 2009 for the First Lien Credit Agreement, February 12, 2010 for $20 million of the Second Lien Credit Agreement and March 1, 2010 for the remaining $55 million of the Second Lien Credit Agreement and are subject to 2.00% annual default interest in addition to the applicable margins noted above. The interest rates noted are inclusive of this default interest. Due to the over-advance position of the Company’s borrowing base and the Company’s default under its First and Second Lien Credit Agreements (see discussions below), it is precluded from accessing its revolving credit facility.
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
Defaults and Forbearance
     The Company is currently in default under both its First Lien and Second Lien Credit Agreements. On December 23, 2009, the Company acknowledged defaults on the First Lien Credit Agreement resulting from (1) an over-advance on its Revolver due to a reduction in its borrowing base and consequent failure to make mandatory prepayment to cure, and (2) a failure to pay settlement amounts payable and due upon the termination of its interest rate swaps on December 22, 2009 (see further discussion below). On February 12, 2010, the Company acknowledged a default on the Second Lien Credit Agreement resulting from its failure to make a scheduled interest payment.
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
     The Company and its lenders did not extend the forbearance agreements upon their expiration on March 31, 2010. Therefore, the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. Although the Company continues to engage in productive discussions with its lenders regarding a restructuring, if the agents and lenders under the respective credit facilities and swap counterparties make such elections, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, and any such filing would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets or operations of the Company. Even if the Company is able to restructure its debt obligations or come to a consensual agreement with its creditors, the Company will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code, and any such filing would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets and operations of the Company.
(7) Share-based Compensation
     In February 2010, the Company’s Chairman and Chief Executive Officer entered into surrender agreements whereby each individual irrevocably surrendered, cancelled and forfeited any and all of their respective RSUs that were due to vest on February 9, 2010. A total of 166,667 RSUs were forfeited. Subject to the Chief Executive Officer’s continued employment with the Company, his remaining RSUs will vest on February 9, 2011 and February 9, 2012. The RSUs that vest on these future dates have not been surrendered, cancelled nor forfeited and are not subject to the surrender agreements.
     On June 30, 2010, in connection with the conclusion of his development services to the Company, the Company’s Chairman forfeited his vested option to purchase 116,667 shares of the Company’s common stock, unvested options to purchase 233,333 shares of the Company’s common stock and the remaining 233,333 unvested RSUs granted to him on February 9, 2009. Expense totaling approximately $0.5 million and $0.2 million associated with the unvested options and RSUs was reversed during the three and six months ended June 30, 2010, respectively.
     During the three months ended June 30, 2010, options to purchase 142,167 shares of the Company’s common stock and 55,263 RSUs were forfeited in connection with headcount reductions associated with the ongoing restructuring of the Company. During the six months ended June 30, 2010, options to purchase 154,751 shares of the Company’s common stock and 69,024 RSUs were forfeited.
(8) Commitments and Contingencies
Putative Shareholder Class Action Lawsuit
     On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering that purportedly contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement and prospectus overstated the projected number of made-for-television (MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets, changing media technologies and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. On May 3, 2010, the defendants filed a motion to dismiss the complaint. The plaintiffs filed an opposition to the motion on June 25, 2010. The motion is pending. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously in this litigation.
Flextech Litigation
     On April 7, 2009, RHI Entertainment Distribution, LLC and RHI Entertainment, LLC were served with a Complaint filed in the United States District Court for the Southern District of New York alleging that they had breached an agreement with Flextech Rights Limited (“Flextech”), a British distributor, by failing to make the second of two installment payments. A judgment in the amount of approximately $0.9 million was entered against the defendants on February 17, 2010. The final installment on the $0.9 million was paid to Flextech in June 2010 and no further obligation remains as of June 30, 2010.
MAT IV Litigation
     On February 22, 2010, RHI Entertainment Distribution, LLC was served with a Complaint filed in the United States District Court for the Southern District of New York alleging that the Company had breached a contract with MAT Movies and Television Productions GmnH & Co. Project IV KG (“MAT IV”), a German investment fund, by failing to pay amounts due under an agreement dated September 25, 2009. The Complaint seeks approximately $7.0 million in damages, plus interest and attorneys’ fees, for which the Company believes it has accrued an appropriate amount as of June 30, 2010. On April 15, 2010, the Company moved to dismiss the complaint and compel arbitration. MAT IV filed an opposition to the Company’s motion on April 29, 2010. The motion is pending. The Company intends to defend itself vigorously in this litigation.
Restructuring
     The Company has been actively engaged in discussions with its lenders and other creditors regarding a restructuring transaction. As part of this restructuring effort, the Company has deferred certain payment deadlines and failed to make certain payments when due. As a result of these discussions, we may enter into various agreements and settlements with certain of these creditors in the near future, in which we may agree to transfer, assign or surrender certain rights or assets. If these discussions are not successful, we could face litigation from creditors, including but not limited to production partners, lenders, former employees, landlords and labor unions.
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
Interest expense, net
     Interest expense, net represents interest incurred on the Company’s credit facilities (inclusive of amortization of deferred debt issuance costs and amortization of fair market value of interest rate swaps de-designated as hedges). Interest expense is reflected net of interest capitalized to film production costs.
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
Results of operations
Three months ended June 30, 2010 compared to the three months ended June 30, 2009
     The results of operations for the three months ended June 30, 2010 and 2009 are summarized as follows:

	Three months ended June 30,		Increase/
	2010	2009	(Decrease)
	(Dollars in thousands)
Revenue
Production revenue	$3,582	$11,832	$(8,250)
Library revenue	2,402	10,851	(8,449)

Total revenue	5,984	22,683	(16,699)
Cost of sales	5,542	18,487	(12,945)

Gross profit	442	4,196	(3,754)
Other costs and expenses:
Selling, general and administrative	16,702	6,922	9,780
Amortization of intangible assets	270	285	(15)

Loss from operations	(16,530)	(3,011)	(13,519)
Other (expense) income:
Interest expense, net	(10,660)	(10,435)	(225)
Interest income	5	1	4
Other expense, net	(464)	(953)	489

Loss before income taxes and non-controlling interest in loss of consolidated entity	(27,649)	(14,398)	(13,251)
Income tax provision	(370)	(543)	173

Loss before non-controlling interest in loss of consolidated entity	(28,019)	(14,941)	(13,078)
Non-controlling interest in loss of consolidated entity	—	6,320	(6,320)

Net loss	$(28,019)	$(8,621)	$(19,398)

Basic and diluted loss per share.	$(1.20)	$(0.64)	$(0.56)

Revenue, cost of sales and gross profit

	Three Months Ended June 30,
	2010		2009
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)
Production revenue	$3,582	60%	$11,832	52%	$(8,250)	(70)%
Library revenue	2,402	40%	10,851	48%	(8,449)	(78)%

Total revenue	5,984	100%	22,683	100%	(16,699)	(74)%
Cost of sales	5,542	93%	18,487	82%	(12,945)	(70)%

Gross profit	$442	7%	$4,196	18%	$(3,754)	(89)%

     Total revenue decreased $16.7 million, or 74%, to $6.0 million during the three months ended June 30, 2010 from $22.7 million during the same period in 2009.
     Production revenue was $3.6 million in the three months ended June 30, 2010 compared to $11.8 million during the same period in 2009. The decrease of $8.3 million was primarily due to the delivery of fewer films and the mix of films delivered during the three months ended June 30, 2010 compared to the prior year. During the three months ended June 30, 2010 three MFT films were delivered compared to four MFT films and two mini-series during the same period in 2009. Our liquidity constraints have prevented us from making certain expenditures to continue producing or acquiring rights in as many films in 2010 as we could have otherwise.
     Library revenue decreased $8.4 million, or 78%, to $2.4 million in the three months ended June 30, 2010 from $10.9 million during the comparable period in 2009. The decrease in Library revenue during the three months ended June 30, 2010 is primarily due to the termination of our agreement with ION effective as of June 30, 2009 as well as the reversal of certain revenue recorded in prior periods. During the three months ended June 30, 2009, we recognized $2.6 million of revenue related to our programming on ION compared to nil during the three months ended June 30, 2010. The revenue reversals of $1.8 million were related to the amendment of a license agreement. In addition, library revenue continues to be negatively impacted by the slow-down in sales activity resulting from weak market conditions that began in the fourth quarter of 2008 and continued into 2010.
     Cost of sales decreased $12.9 million to $5.5 million during the three months ended June 30, 2010 from $18.5 million during the same period in 2009. Cost of sales as a percentage of revenue increased to 93% during the three months ended June 30, 2010 from 82% during the same period in 2009. Cost of sales is comprised of film cost amortization, certain distribution expenses and, through June 30, 2009, amortization of minimum guarantee payments made to ION. The decrease in gross profit during the three months ended June 30, 2010 compared to the same period is primarily due to the decrease in revenue for the quarter and an increase in the film cost amortization rate. The film cost amortization rate for the three months ended June 30, 2010 was 90% compared to 61% during the same period in 2009. The increase in the film cost amortization rate is primarily the result of our ultimate revenue assessment completed in December 2009 and its impact on the amortization rates associated with our films. This is a trend that has continued from the prior year and is due to the challenging market conditions confronting the media and entertainment industry previously discussed.
Other costs and expenses

	Three Months Ended
	June 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
Selling, general and administrative	$16,702	$6,922	$9,780	141%
Amortization of intangible assets	270	285	(15)	(5)%
     Selling, general and administrative expenses increased $9.8 million to $16.7 million in the three months ended June 30, 2010, from $6.9 million in the same period in 2009. The increase of 141% is primarily due to an additional $6.6 million of professional fees related to the ongoing restructuring of our capital structure, which were not incurred during the three months ended June 30, 2009 and an additional $1.9 million of severance costs associated with headcount reductions compared to the same period of 2009. Additionally, a credit of $2.9 million was recorded during the three months ended June 30, 2009 associated with the reversal of a bad debt reserve established in 2008. Notwithstanding the above, recurring selling, general and administrative expenses such as salaries, rent and other operating expenses decreased approximately $1.6 million for the three months ended June 30, 2010 compared to the same period in the prior year due to the Company’s decision to reduce overhead costs during 2009 and the first half of 2010.
Interest expense, net
     Interest expense, net increased $0.2 million to $10.7 million for the three months ended June 30, 2010 from $10.4 million during the comparable period in 2009. The increase in interest expense is primarily a result of the increase in the weighted average interest rate due to an additional 2% default penalty as a result of our default under the First and Second Lien Credit Agreements. For the three months ended June 30, 2010, the average interest rate was 6.5% compared to 3.4% for the three months ended June 30, 2009. Additionally, the weighted average debt outstanding increased to $609.2 million for the three months ended June 30, 2010, compared to $579.1 million for the three months ended June 30, 2009 due to the additional debt outstanding as a result of the termination of the interest rate swaps and additional borrowings in the second half of 2009. Partially offsetting these increases was a decrease in interest expense of $5.7 million during the three months ended June 30, 2010, compared to the same period of 2009, as a result of not having interest rate swaps in 2010.
Other expense, net
     For the three months ended June 30, 2010, Other expense, net primarily represents realized foreign currency losses resulting from the settlement of customer accounts denominated in foreign currencies. For the three months ended June 30, 2009, Other expense, net includes a loss of $1.3 million resulting from the change in fair market value of our previously held interest rate swaps offset by realized foreign currency gains of $0.3 million resulting from the settlement of customer accounts denominated in foreign currencies.
Income tax provision
     The income tax provision for the three months ended June 30, 2010 and 2009 is primarily attributable to foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss.
Net loss
     The net loss for the three months ended June 30, 2010 was $28.0 million, compared to $8.6 million for the three months ended June 30, 2009. Notwithstanding the fluctuations described above, net loss is not comparable to the prior year due to the elimination of the non-controlling interest in loss of consolidated entity for the three months ended June 30, 2010.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009
     The results of operations for the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six months ended June 30,		Increase/
	2010	2009	(Decrease)
	(Dollars in thousands)
Revenue
Production revenue	$4,551	$11,832	$(7,281)
Library revenue	9,832	23,854	(14,022)

Total revenue	14,383	35,686	(21,303)
Cost of sales	12,695	31,925	(19,230)

Gross profit	1,688	3,761	(2,073)
Other costs and expenses:
Selling, general and administrative	29,243	17,888	11,355
Amortization of intangible assets	540	599	(59)

Loss from operations	(28,095)	(14,726)	(13,369)
Other (expense) income:
Interest expense, net	(21,060)	(20,067)	(993)
Interest income	12	4	8
Other expense, net	(951)	(1,647)	696

Loss before income taxes and non-controlling interest in loss of consolidated entity	(50,094)	(36,436)	(13,658)
Income tax provision	(730)	(518)	(212)

Loss before non-controlling interest in loss of consolidated entity	(50,824)	(36,954)	(13,870)
Non-controlling interest in loss of consolidated entity	—	15,632	(15,632)

Net loss	$(50,824)	$(21,322)	$(29,502)

Basic and diluted loss per share.	$(2.17)	$(1.58)	$(0.59)

Revenue, cost of sales and gross profit

	Six Months Ended June 30,
	2010		2009
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
	(Dollars in thousands)
Production revenue	$4,551	32%	$11,832	33%	$(7,281)	(62)%
Library revenue	9,832	68%	23,854	67%	(14,022)	(59)%

Total revenue	14,383	100%	35,686	100%	(21,303)	(60)%
Cost of sales	12,695	88%	31,925	89%	(19,230)	(60)%

Gross profit	$1,688	12%	$3,761	11%	$(2,073)	(55)%

     Total revenue decreased $21.3 million, or 60%, to $14.4 million during the six months ended June 30, 2010 from $35.7 million during the same period in 2009.
     Production revenue was $4.6 million in the six months ended June 30, 2010 compared to $11.8 million during the same period in 2009. The decrease of $7.3 million was due to the delivery of fewer MFT films and mini-series for which the initial domestic license fees were recognized during the six months ended June 30, 2010 compared to the prior year. During the six months ended June 30, 2010 five MFT films were delivered, for which only three films had domestic initial license fees, compared to four MFT films and two mini-series during the same period in 2009. Our liquidity constraints have prevented us from making certain expenditures to continue producing or acquiring rights in as many films in 2010 as we could have otherwise.
     Library revenue decreased $14.0 million, or 59%, to $9.8 million in the six months ended June 30, 2010 from $23.9 million during the comparable period in 2009. The decrease in Library revenue during the six months ended June 30, 2010 is primarily due to the termination of our agreement with ION effective as of June 30, 2009 and the reversal of certain revenue recorded in prior periods. During the six months ended June 30, 2009, we recognized $5.6 million of revenue related to our programming on ION compared to nil during the six months ended June 30, 2010. The revenue reversals of $4.8 million were related to the cancellation or amendment of license agreements primarily resulting from the ongoing restructuring and related renegotiation of certain distribution contracts with our production partners. In addition, library revenue continues to be negatively impacted by the slow-down in sales activity resulting from weak market conditions that began in the fourth quarter of 2008 and continued into 2010.
     Cost of sales decreased $19.2 million to $12.7 million during the six months ended June 30, 2010 from $31.9 million during the same period in 2009. Cost of sales as a percentage of revenue decreased to 88% during the six months ended June 30, 2010 from 89% during the same period in 2009. Cost of sales is comprised of film cost amortization, certain distribution expenses and, through June 30, 2009, amortization of minimum guarantee payments made to ION. The decrease in cost of sales as a percentage of revenue is primarily due to a decrease in other cost of sales as a result of the termination of our agreement with ION effective as of June 30, 2009 and the fact that we were no longer required to make minimum guarantee payments as of that date. During the six months ended June 30, 2009, we incurred $6.6 million expense associated with the amortization of minimum guarantee payments compared to nil during the six months ended June 30, 2010. The decrease associated with the amortization of minimum guarantee payments made to ION was partially offset by an increase in film cost amortization as a percentage of revenue due to an increase in amortization rates as a result of our annual ultimate revenue assessment completed in December 2009 and its impact on the amortization rates associated with our films. The film cost amortization rate for the six months ended June 30, 2010 was 77% compared to 62% during the same period in 2009. This is a trend that has continued from the prior year and is due to the challenging market conditions confronting the media and entertainment industry previously discussed.
Other costs and expenses

	Six Months Ended
	June 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
Selling, general and administrative	$29,243	$17,888	$11,355	63%
Amortization of intangible assets	540	599	(59)	(10)%
     Selling, general and administrative expenses increased $11.4 million to $29.2 million in the six months ended June 30, 2010, from $17.9 million in the same period in 2009. The increase of 63% is primarily due to an additional $10.6 million of professional fees related to the ongoing restructuring of our capital structure, which were not incurred during the six months ended June 30, 2009 and an additional $2.9 million of severance costs associated with headcount reductions compared to the same period of 2009. Additionally, a credit of $2.3 million was recorded during the six months ended June 30, 2009 associated with the reversal of a bad debt reserve established in 2008. Notwithstanding the above, recurring selling, general and administrative expenses such as salaries, rent and other operating expenses decreased approximately $4.4 million for the six months ended June 30, 2010 compared to the same period in the prior year due to the Company’s decision to reduce overhead costs during 2009 and the first half of 2010.
Interest expense, net
     Interest expense, net increased $1.0 million to $21.1 million for the six months ended June 30, 2010 from $20.1 million during the comparable period in 2009. The increase in interest expense is primarily a result of the increase in the weighted average interest rate due to an additional 2% default penalty as a result of our default under the First and Second Lien Credit Agreements. For the six months ended June 30, 2010, the average interest rate was 6.5% compared to 4.0% for the six months ended June 30, 2009. Additionally, the weighted average debt outstanding increased to $609.2 million for the six months ended June 30, 2010, compared to $578.0 million for the six months ended June 30, 2009 due to the additional debt outstanding as a result of the termination of the interest rate swaps and additional borrowings in the second half of 2009. Partially offsetting these increases was a decrease in interest expense of $9.1 million during the six months ended June 30, 2010, compared to the same period of 2009, as a result of not having interest rate swaps in 2010.
Other expense, net
     For the six months ended June 30, 2010, Other expense, net primarily represents realized foreign currency losses resulting from the settlement of customer accounts denominated in foreign currencies. For the six months ended June 30, 2009, Other expense, net includes a loss of $1.3 million resulting from the change in fair market value of our previously held interest rate swaps as well as realized foreign currency losses of $0.4 million resulting from the settlement of customer accounts denominated in foreign currencies.

Income tax provision
     The income tax provision for the six months ended June 30, 2010 is primarily attributable to foreign taxes related to license fees from customers located outside the United States. The income tax provision for the six months ended June 30, 2009 is primarily attributable to foreign taxes related to license fees from customers located outside the United States offset by an income tax benefit resulting from the pre-tax loss of our corporate subsidiary. No tax benefit has been provided for the net loss because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss.
Net loss
     The net loss for the six months ended June 30, 2010 was $50.8 million, compared to $21.3 million for the six months ended June 30, 2009. Notwithstanding the fluctuations described above, net loss is not comparable to the prior year due to the elimination of the non-controlling interest in loss of consolidated entity for the six months ended June 30, 2010.
Liquidity and capital resources
     Our credit facilities include: (i) first lien senior secured facilities consisting of a $175.0 million term loan facility and a $350.0 million revolving credit facility; and (ii) a $75.0 million second lien senior secured term loan facility. On December 23, 2009, in conjunction with the termination of our interest rate swaps, the value owed to counterparties under the interest rate swaps was immediately converted into $19.6 million of secured debt under our first lien facilities. As of June 30, 2010 and December 31, 2009, all of our debt was variable rate and totaled $609.2 million outstanding. As of June 30, 2010 we had $12.1 million of cash compared to $25.1 million as of December 31, 2009. As of June 30, 2010, we had no additional borrowings available under our revolving credit facility.
     Market conditions confronting the media and entertainment industry have continued to be a challenge for us. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations, resulting in significantly lower fourth quarter revenue compared to the prior year. While current market conditions have begun to strengthen in 2010, they still remain weaker than market conditions prior to the fourth quarter of 2008. As a result of the significant weakening of our financial position, results of operations and liquidity, we are currently in default of certain covenants of our senior secured credit facilities and in discussions with our lenders regarding a restructuring of those credit facilities. However, we can provide no assurance that we will be able to successfully restructure our debt obligations. Whether or not we are able to restructure our debt obligations or come to a consensual agreement with our creditors, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code and any such filing would result in RHI Inc.’s current equityholders receiving little or no continuing interest in the assets and operations of the Company.
     For films produced within the last fiscal year, our production partners have financed a substantial portion of the cost through the use of their own new or existing credit facilities. In connection with these financings, we have consented to our production partners pledging as collateral the associated distribution contracts they have with us. To address liquidity constraints, we have entered into settlements and continue to renegotiate several of our distribution contracts with our production partners and/or their financing sources in an effort to defer or restructure certain payments under those contracts which have already come due or will come due in the near term. In some cases, such settlements and restructuring involves giving up our distribution rights for these films in certain territories. We are currently involved in negotiations that would result in us giving up distribution rights to fifteen completed titles having a combined book value of $38.9 million in Film Production Costs, $3.0 million of Accounts Receivable, $47.3 million of Accrued Film Production Costs and $2.5 million of Deferred Revenue recorded as of June 30, 2010. If we are unsuccessful in renegotiating these contracts, we will either have to pay amounts we owe, which would exacerbate our lack of liquidity or default on our obligations under those agreements, which could result in the termination of our licensing rights to these films and adversely affect the future working relationship with certain production partners. Such outcomes could in turn adversely affect our future revenues, profits, collectability of certain accounts receivable and/or require us to seek protection under Chapter 11 of the U.S. Bankruptcy Code.
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
     The Company has also engaged Robert Del Genio of Conway, Del Genio, Gries & Co., LLC as Strategic Planning Officer of the Company. Mr. Del Genio is reporting to the Company’s board of directors, and is, among other functions, communicating frequently with the Company’s lenders and their representatives regarding the Company’s activities, cash flows, cost controls and restructuring efforts. Mr. Del Genio also is assisting the Company in connection with the preparation for, and administration of, any filing under Chapter 11 of the U.S. Bankruptcy Code.
     The unaudited consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. In addition, any filing under Chapter 11 of the U.S. Bankruptcy Code will likely result in substantial changes to amounts recorded in our financial statements for a period after the date of such filing. The Company’s independent auditors included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010, that noted factors which raised substantial doubt about the Company’s ability to continue as a going concern.
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
The chart below shows our cash flows for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	$(12,989)	$(27,440)
Net cash used in investing activities	—	(77)
Net cash provided by financing activities	—	7,000
Cash (end of period)	12,131	1,856
Operating activities
     Cash used in operating activities in the six months ended June 30, 2010 was $13.0 million, as compared to $27.4 million for the comparable period in 2009. Operating cash flows reflect spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. The $14.5 million improvement in operating cash flows was primarily the result of a decrease in interest payments of $24.1 million due to not paying interest on our first and second lien credit facilities, a decrease in production spending of approximately $16.3 million and a decrease in payments of accrued film production costs of approximately $19.2 million due to not making certain payments to our production partners during the six months ended June 30, 2010. These decreases in cash outflows were partially offset by a decrease in cash receipts of approximately $32.0 million and a $12.7 million increase in payments for professional fees related to the ongoing restructuring of our capital structure during the six months ended June 30, 2010.
Investing activities
     During the six months ended June 30, 2010 and 2009, we used nil and $77,000, respectively, in investing activities, reflecting the purchase of property and equipment.
Financing activities
     No cash was provided or used by financing activities during the six months ended June 30, 2010 compared to cash provided by financing activities of $7.0 million related to borrowings from credit facilities during the six months ended June 30, 2009.
Contractual obligations
     The following table sets forth our contractual obligations as of June 30, 2010:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Off balance sheet arrangements:
Operating lease commitments (1)	$34,268	$4,079	$7,767	$7,467	$14,955
Purchase obligations (2)	—	—	—	—	—

	34,268	4,079	7,767	7,467	14,955

Contractual obligations reflected on the balance sheet:
Debt obligations (3)	609,171	37,082	497,089	75,000	—
Accrued film production costs (4)	50,217	50,030	187	—	—
Other contractual obligations (5)	8,524	5,524	2,000	1,000	—

	667,912	92,636	499,276	76,000	—

Total contractual obligations (6)	$702,180	$96,715	$507,043	$83,467	$14,955

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office and storage space.

(2)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(3)	Debt obligations include future principal payments due upon the maturity of our bank debt and interest rate swap termination obligations (see Note 6 in our unaudited consolidated financial statements), but excludes interest payments. We have been in default of our first and second lien credit facilities since December 23, 2009 and February 12, 2010, respectively, and, as a result, our lenders have the ability to accelerate those obligations.

(4)	Accrued film production costs represent contractual amounts payable for completed films as well as costs incurred for the settlement of certain participations. Obligations for residual payments to various guilds have not been included due to the uncertain nature of the amounts and timing of future payments.

(5)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.

(6)	Excluded from the table are $2.3 million of unrecognized tax obligations for which the timing of payment is not estimable.
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
Recent accounting pronouncements
     No new accounting pronouncements were adopted during the three and six months ended June 30, 2010.
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
     Historically, foreign exchange gains (losses) have not been significant. Foreign exchange gains (losses) for the three months ended June 30, 2010 and 2009 were $(0.5) million and $0.3 million, respectively. Foreign exchange gains (losses) for the six months ended June 30, 2010 and 2009 were $(1.0) million and $(0.4) million, respectively.
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

Part 2. Other Information
Item 1. Legal Proceedings
Putative Shareholder Class Action Lawsuit
     On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering that purportedly contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement and prospectus overstated the projected number of made-for-television (MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets, changing media technologies and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. On May 3, 2010, the defendants filed a motion to dismiss the complaint. The plaintiffs filed an opposition to the motion on June 25, 2010. The motion is pending. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously in this litigation.
Flextech Litigation
     On April 7, 2009, RHI Entertainment Distribution, LLC and RHI Entertainment, LLC were served with a Complaint filed in the United States District Court for the Southern District of New York alleging that they had breached an agreement with Flextech Rights Limited (“Flextech”), a British distributor, by failing to make the second of two installment payments. A judgment in the amount of approximately $0.9 million was entered against the defendants on February 17, 2010. The final installment on the $0.9 million was paid to Flextech in June 2010 and no further obligation remains as of June 30, 2010.
MAT IV Litigation
     On February 22, 2010, RHI Entertainment Distribution, LLC was served with a Complaint filed in the United States District Court for the Southern District of New York alleging that the Company had breached a contract with MAT Movies and Television Productions GmnH & Co. Project IV KG (“MAT IV”), a German investment fund, by failing to pay amounts due under an agreement dated September 25, 2009. The Complaint seeks approximately $7.0 million in damages, plus interest and attorneys’ fees, for which we believe we have accrued the appropriate amount as of June 30, 2010. On April 15, 2010, the Company moved to dismiss the complaint and compel arbitration. MAT IV filed an opposition to the Company’s motion on April 29, 2010. The motion is pending. The Company intends to defend itself vigorously in this litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There have not been any unregistered sales of equity securities or repurchases of the Company’s common stock during the three months ended June 30, 2010.

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

Date: August 5, 2010	By:	/s/ Robert A. Halmi, Jr.
Robert A. Halmi, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	By:	/s/ William J. Aliber
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