Form 10-K/A
period 2009-12-31
RHI Entertainment, Inc.
filed 2010-11-03
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 3)

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
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
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
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
     RHI Entertainment, Inc. (the “Company”) filed an Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”) with the Securities and Exchange Commission on March 26, 2010. The Original Filing was amended by Amendment No. 1 on April 30, 2010 and by Amendment No. 2 on that same date. This Amendment No. 3 is filed in response to comments set forth in letters dated September 30, 2010 and October 21, 2010 received by the Company from the Securities and Exchange Commission (the “SEC”). In response to such comments, we are providing management’s report on internal control over financial reporting, which was inadvertently omitted from the Original Filing.
     For purposes of this Amendment No. 3, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 9A(T) of the Original Filing has been amended and restated in its entirety. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 3.
     Except as described above, this Amendment No. 3 does not amend, update or otherwise modify the Original Filing, as amended by Amendment No. 1 and Amendment No. 2. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Item 9A(T). Controls and Procedures
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 9A(T). Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Executive Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Executive Vice President, Finance have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, at the reasonable assurance level, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.
     (b) Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2009.
     This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
     (c) Change in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (1) and (a)(2) None
     (a) (3) See Exhibit Index beginning on page II-1.
     (b) Exhibits
     See Exhibit Index beginning on page II-1.
     (c) Financial Statement Schedules
     None

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2010.

RHI ENTERTAINMENT, INC.
By:	/s/ Robert A. Halmi, Jr.
Robert A. Halmi, Jr.
President and Chief Executive Officer

RHI ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Executive Vice President, Finance, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Executive Vice President, Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

II-1