Form 10-Q
period 2010-09-30
RHI Entertainment, Inc.
filed 2010-11-15
CIK 1410637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 12th, 2010 was 23,421,595.

RHI ENTERTAINMENT, INC.
INDEX

Part 1. Financial Information
RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS
Cash	$4,281	$25,120
Accounts receivable, net of allowance for doubtful accounts and discount to present value of $11,481 and $5,350, respectively	44,253	85,217
Film production costs, net	457,944	461,232
Prepaid and other assets, net	17,929	15,158
Intangible assets, net	315	1,125

Total assets	$524,722	$587,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$47,612	$21,610
Accrued film production costs	153,402	166,895
Debt	609,171	609,171
Deferred revenue	23,909	22,861

Total liabilities	834,094	820,537

Stockholders’ deficit
Common stock, par value $0.01 per share;125,000 shares authorized and 23,422 shares issued and outstanding	234	234
Additional paid-in capital	54,784	54,390
Accumulated deficit	(364,390)	(287,309)

Total stockholders’ deficit	(309,372)	(232,685)

Total liabilities and stockholders’ deficit	$524,722	$587,852

See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(In thousands, except per share data)
Revenue
Production revenue	$456	$2,576	$5,007	$14,408
Library revenue	7,270	6,932	17,102	30,786

Total revenue	7,726	9,508	22,109	45,194
Cost of sales (including film production cost impairment charges of $6,957 during the three and nine months ended September 30, 2009)	6,475	17,680	19,170	49,605

Gross (loss) profit	1,251	(8,172)	2,939	(4,411)
Other costs and expenses:
Selling, general and administrative	16,986	8,565	46,229	26,453
Amortization of intangible assets	270	270	810	869

Loss from operations	(16,005)	(17,007)	(44,100)	(31,733)
Other (expense) income:
Interest expense, net	(10,845)	(12,446)	(31,905)	(32,513)
Interest income	1	1	13	5
Other (expense) income, net	459	934	(492)	(713)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(26,390)	(28,518)	(76,484)	(64,954)
Income tax benefit (provision)	133	(503)	(597)	(1,021)

Loss before non-controlling interest in loss of consolidated entity	(26,257)	(29,021)	(77,081)	(65,975)
Non-controlling interest in loss of consolidated entity	—	12,275	—	27,907

Net loss	$(26,257)	$(16,746)	$(77,081)	$(38,068)

Loss per Share:
Basic	$(1.12)	$(1.24)	$(3.29)	$(2.82)
Diluted	$(1.12)	$(1.24)	$(3.29)	$(2.82)
Weighted Average Shares Outstanding:
Basic	23,422	13,505	23,422	13,505
Diluted	23,422	13,505	23,422	13,505
See accompanying notes to unaudited condensed consolidated financial statements.

RHI ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Cash flows from operating activities
Net loss	$(77,081)	$(38,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film production costs	16,850	31,920
Increase (decrease) of accounts receivable reserves	6,131	(5,743)
Amortization of deferred debt financing cost	2,534	2,534
Amortization of intangible assets	810	869
Share-based compensation	393	1,431
Depreciation and amortization of fixed assets	135	164
Deferred income taxes	(79)	2,284
Non-controlling interest in loss of consolidated entity	—	(27,907)
Amortization of interest rate swap value	—	7,003
Film production cost impairment charges	—	6,957
Realized loss on interest rate swaps	—	848
Change in operating assets and liabilities:
Decrease in accounts receivable	34,833	78,046
(Decrease) increase in prepaid and other assets	(5,360)	2,422
Additions to film production costs	(17,520)	(44,259)
Increase (decrease) in accounts payable and accrued liabilities	26,002	(10,588)
Decrease in accrued film production costs	(13,493)	(43,264)
Increase in deferred revenue	5,006	3,638

Net cash used in operating activities	(20,839)	(31,713)

Cash flows from investing activities
Purchase of property and equipment	—	(212)

Net cash used in investing activities	—	(212)

Cash flows from financing activities
Borrowings from credit facilities	—	13,800
Repayments of credit facilities	—	(1,000)

Net cash provided by financing activities	—	12,800

Net decrease in cash	(20,839)	(19,125)
Cash, beginning of period	25,120	22,373

Cash, end of period	$4,281	$3,248

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$32,583
Cash paid for income taxes	1,858	1,183

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

Liquidity and Restructuring
     Market conditions confronting the media and entertainment industry have continued to be a challenge for the Company. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations, resulting in significantly lower fourth quarter revenue compared to the prior year. While current market conditions have begun to strengthen in 2010, they remain weaker than market conditions prior to the fourth quarter of 2008. As a result of the foregoing, the Company’s board of directors engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009 to assist in negotiating and implementing a restructuring of its indebtedness and capital structure. As a result of the significant weakening of the Company’s financial position, results of operations and liquidity, the Company is currently in default of certain covenants of its senior secured credit facilities and, since December 2009, has been engaged in discussions with its lenders regarding a restructuring of those facilities.
     On November 1, 2010, the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) commenced a solicitation of votes on a joint plan of reorganization (the “Prepackaged Plan”) under Chapter 11 of the U.S. Bankruptcy Code from lenders of record under the Company’s first lien credit agreement, as amended, and second lien credit agreement, as amended. The solicitation period was due to expire on November 15, 2010 but has been extended until November 22, 2010. If sufficient votes are received for the Prepackaged Plan, the Debtors intend to file voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) and seek prompt confirmation of the Prepackaged Plan. If the Prepackaged Plan is confirmed by the bankruptcy court, the Company’s current equityholders will not receive any continuing interest in the assets and operations of the Company.
     Under certain circumstances, the Debtors may file for bankruptcy prior to the expiration of the solicitation period. If voluntary prepackaged bankruptcy cases are filed under Chapter 11, the Debtors intend to continue operating their businesses in the ordinary course and to promptly seek the necessary relief from the bankruptcy court to pay the claims of certain critical, priority and foreign vendors and the vast majority of their employees’ claims in full and on time in accordance with their existing business terms. If the Debtors do not receive sufficient votes to accept the Prepackaged Plan by the end of the solicitation period, they nonetheless intend to proceed to file one or more Chapter 11 cases on a prearranged or traditional, non-prepackaged basis. Even if the Company receives sufficient votes for the Prepackaged Plan, any filing under Chapter 11, whether relating to the Prepackaged Plan, another prepackaged plan, a prearranged plan or otherwise, would likely result in the Company’s current equityholders receiving no continuing interest in the assets and operations of the Company.
     For films produced within the last fiscal year, the Company’s production partners have financed a substantial portion of the cost through the use of their own new or existing credit facilities. In connection with these financings, the Company has consented to its production partners pledging as collateral the associated distribution contracts they have with the Company. To address liquidity constraints, the Company has entered into settlement agreements with its production partners and/or their financing sources in an effort to defer or restructure certain payments under those contracts which have come due. In many cases, such settlements and restructuring involve giving up the Company’s distribution rights for these films in certain territories. Such settlement agreements will result in it giving up distribution rights to fifteen completed titles having a combined book value of $39.6 million in Film Production Costs, $2.6 million of Accounts Receivable, $46.8 million of Accrued Film Production Costs and $1.5 million of Deferred Revenue recorded as of September 30, 2010. Several of these settlement agreements are contingent upon the successful confirmation of the Prepackaged Plan. If the confirmation of Prepackaged Plan is not successful, the Company will either have to pay amounts it owes, which would exacerbate the Company’s lack of liquidity or default on its obligations under those agreements, which could result in the termination of the Company’s licensing rights to these films and adversely affect the future working relationship with certain production partners. Such outcomes could in turn adversely affect the Company’s future revenues, profits, collection of certain accounts receivable and likely require the Company to seek protection under Chapter 11 of the U.S. Bankruptcy Code.
     Also as a result of these restructuring efforts, the Company has entered into various agreements and settlements with certain of its non-production related creditors, in which it has agreed to transfer, assign or surrender certain rights or assets. Most of these agreements are also contingent upon the successful confirmation of the Prepackaged Plan.
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

     On May 20, 2010, the Company received a notice from The Nasdaq Stock Market (“Nasdaq”) stating that the Company no longer meets the $10,000,000 stockholders’ equity requirement for continued listing on Nasdaq in accordance with Listing Rule 5450(b)(1)(A). In addition, the Company failed to meet the minimum bid price of $1.00 for 30 consecutive business days pursuant to Listing Rules 5450(a)(1) and the market value of publicly held shares of $5 million pursuant to 5450(b)(1)(B), and the Company does not meet the continued listing requirements under the alternative standards under Listing Rule 5450(b). In accordance with the ongoing restructuring initiative, the Company decided not to submit a compliance plan that would support its ability to achieve near term compliance with the continued listing requirements and to sustain such compliance over an extended period of time. Further, the Company did not request a hearing before a Nasdaq Hearings Panel determination regarding these issues. Therefore, the Company’s common stock was suspended from trading on June 1, 2010 and a Form 25-NSE was filed with the Securities and Exchange Commission removing the Company’s common stock from listing and registration on Nasdaq. Further, the Company is not applying to transfer its common stock to The Nasdaq Capital Market as it does not satisfy all of the continued listing requirements of The Nasdaq Capital Market as set forth in Listing Rule 5550.
     These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that could result if the Company were unable to continue as a going concern. In addition, any filing under Chapter 11 of the U.S. Bankruptcy Code will likely result in substantial changes to amounts recorded in our financial statements for a period after the date of such filing. The Company has incurred net losses from operations and net operating cash outflows in each of the past four fiscal years and at September 30, 2010 has an accumulated deficit of $364.4 million. The Company’s inability to borrow under its revolving credit facility, in addition to other factors described above, has resulted in an inability to pay some of its obligations as they come due. The liquidity constraints have also prevented the Company from making certain expenditures to continue producing or acquiring as many films as it could have otherwise. As a result, the Company decreased its production slate for 2009 and 2010, reduced its selling, general and administrative expenses through cost-cutting measures that included, among others, job reductions. The Company has taken and expects to continue to take additional steps, including discussions with our landlords and various vendors, to preserve liquidity in the short term. However, despite any additional cost-saving steps it may implement, unless the Company successfully restructures its debt, obtains other sources of liquidity and significantly improves its operating results, the Company will not have the resources to continue as a going concern. There can be no assurance that the Company will be successful in such endeavors. The Company’s independent auditors included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010, that noted factors which raised substantial doubt about the Company’s ability to continue as a going concern.
     Refer to Note 6 “Debt” for a further discussion of defaults under the Company’s senior secured credit facilities.
(2) Basis of Presentation
     The unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, have been prepared according to U.S. generally accepted accounting principles and include, in the opinion of management, adjustments consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation of the financial position and results of operations of the Company for these periods on a going concern basis, as discussed above. The consolidated financial statements include the accounts of RHI Inc. and its consolidated subsidiary, Holdings II (which consolidates RHI LLC). All intercompany accounts and transactions have been eliminated. Results for the aforementioned periods are not necessarily indicative of the results to be expected for the full year.
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

     (b) Comprehensive Loss
     Comprehensive loss consists of net loss and other gains/losses (comprised of unrealized gains/losses associated with the Company’s previously held interest rate swaps) affecting stockholders’ deficit that, under U.S. generally accepted accounting principles, are excluded from net loss. Comprehensive loss for the three months ended September 30, 2010 and 2009 were $26.3 million and $16.7 million, respectively. Comprehensive loss for the nine months ended September 30, 2010 and 2009 were $77.1 million and $36.0 million, respectively.
     (c) Segment Information
     The Company operates in a single segment: the development, production and distribution of made-for-television movies, mini-series and other television programming. Long-lived assets located in foreign countries are not material. Revenue earned from foreign licensees represented approximately 59% and 28% of total revenue for the three months ended September 30, 2010 and 2009, respectively. Revenue earned from foreign licensees represented approximately 32% and 29% of total revenue for the nine months ended September 30, 2010 and 2009, respectively. These revenues, generally denominated in U.S. dollars, were primarily from sales to customers in Europe.
     (d) New Accounting Pronouncements Adopted
     No new accounting pronouncements were adopted during the three and nine months ended September 30, 2010.
(4) Loss Per Share, Basic and Diluted
     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. Since the Company has a net loss for the periods presented, outstanding common stock options and restricted stock units are anti-dilutive. As of September 30, 2010, the Company has no potentially dilutive securities outstanding. The weighted average number of basic and diluted shares outstanding for the three and nine months ended September 30, 2010 and 2009 was 23,421,595 and 13,505,100, respectively.
(5) Film Production Costs, Net
     Film production costs are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Completed films	$793,577	$783,246
Crown Film Library	89,711	89,683
Films in process and development	9,984	7,966

	893,272	880,895
Accumulated amortization	(435,328)	(419,663)

	$457,944	$461,232

The following table illustrates the amount of overhead and interest costs capitalized to film production costs as well as amortization expense associated with completed films and the Crown Film Library (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Overhead costs capitalized	$875	$2,434	$4,125	$7,219
Interest capitalized	—	194	—	451
Amortization of completed films	5,556	5,769	15,399	25,699
Amortization of Crown Film Library	49	193	266	804
     Approximately 66% of completed film production costs have been amortized and/or impaired through September 30, 2010. The Company further anticipates that approximately 6% of completed film production costs will be amortized through September 30, 2011. The Company anticipates that approximately 43% of unamortized film production costs as of September 30, 2010 will be amortized over the next three years and that approximately 80% of unamortized film production costs will be amortized within five years. The Crown Film Library has a remaining amortization period of 16 years and 3 months as of September 30, 2010.

(6) Debt
     Debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
First Lien Term Loan	$175,000	$175,000
Revolver	339,589	339,589
Second Lien Term Loan	75,000	75,000
Interest rate swap termination obligation	19,582	19,582

	$609,171	$609,171

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
     Interest payments for all loans were previously due, at the Company’s election, according to interest periods of one, two or three months. The Revolver also requires an annual commitment fee of 0.375% on the unused portion of the commitment. At September 30, 2010, the interest rates associated with the First Lien Term Loan, Revolver and Second Lien Term Loan were 6.25%, 6.25%, and 9.75%, respectively. Pursuant to the Company’s default under its First Lien Credit Agreement and Second Lien Credit Agreement (see discussion below), all of its outstanding debt balances were converted to three month ABR as of December 23, 2009 for the First Lien Credit Agreement, February 12, 2010 for $20 million of the Second Lien Credit Agreement and March 1, 2010 for the remaining $55 million of the Second Lien Credit Agreement and are subject to 2.00% annual default interest in addition to the applicable margins noted above. The interest rates noted are inclusive of this default interest. Due to the over-advance position of the Company’s borrowing base and the Company’s default under its First and Second Lien Credit Agreements (see discussions below), it is precluded from accessing its revolving credit facility.
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
     The Company and its lenders did not extend the forbearance agreements upon their expiration on March 31, 2010. Therefore, the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. Although the Company has commenced a solicitation for the Prepackaged Plan, if the Company does not receive sufficient votes to accept the Prepackaged Plan and its agents and lenders under the respective credit facilities and swap counterparties make such acceleration and foreclosure elections, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, and any such filing would result in RHI Inc.’s current equityholders receiving no continuing interest in the assets or operations of the Company.
(7) Share-based Compensation
     In February 2010, the Company’s Chairman and Chief Executive Officer entered into surrender agreements whereby each individual irrevocably surrendered, cancelled and forfeited any and all of their respective RSUs that were due to vest on February 9, 2010. A total of 166,667 RSUs were forfeited. The forfeitures were accounted for as a cancellation of the RSUs and compensation expense was not reversed in accordance with paragraph 35-9 of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718-20-55. Subject to the Chief Executive Officer’s continued employment with the Company, his remaining RSUs will vest on February 9, 2011 and February 9, 2012. The RSUs that vest on these future dates have not been surrendered, cancelled nor forfeited and are not subject to the surrender agreements.
     On June 30, 2010, in connection with the discontinuation of his development services to the Company, the Company’s Chairman forfeited his vested option to purchase 116,667 shares of the Company’s common stock, unvested options to purchase 233,333 shares of the Company’s common stock and the remaining 233,333 unvested RSUs granted to him on February 9, 2009. The unvested options and RSU forfeitures were accounted for in accordance with FASB ASC 718-20-55 and expense totaling approximately $0.5 million and $0.2 million associated with the unvested options and RSUs, respectively, was reversed during the three and six months ended June 30, 2010. The vested options surrendered were accounted for as a cancellation of the options and compensation expense was not reversed in accordance with paragraph 35-9 of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718-20-55
     During the three months ended September 30, 2010, options to purchase 99,127 shares of the Company’s common stock and 22,010 RSUs were forfeited in connection with headcount reductions associated with the ongoing restructuring of the Company. During the nine months ended September 30, 2010, options to purchase 253,878 shares of the Company’s common stock and 91,034 RSUs were forfeited. The forfeitures were accounted for in accordance with FASB ASC 718-20-55 and insignificant amounts of expense associated with the unvested options and RSUs was reversed during the three and nine months ended September 30, 2010.
(8) Commitments and Contingencies
Putative Shareholder Class Action Lawsuit
     On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering that purportedly contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement and prospectus overstated the projected number of made-for-television

(MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets, changing media technologies and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. On May 3, 2010, the defendants filed a motion to dismiss the complaint. The plaintiffs filed an opposition to the motion on June 25, 2010, and defendants filed a reply brief on August 2, 2010. The motion is pending. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously in this litigation.
Flextech Litigation
     On April 7, 2009, RHI Entertainment Distribution, LLC and RHI Entertainment, LLC were served with a Complaint filed in the United States District Court for the Southern District of New York alleging that they had breached an agreement with Flextech Rights Limited (“Flextech”), a British distributor, by failing to make the second of two installment payments. A judgment in the amount of approximately $0.9 million was entered against the defendants on February 17, 2010. The final installment on the $0.9 million was paid to Flextech in June 2010 and no further obligation remains as of September 30, 2010.
MAT IV Litigation
     On February 22, 2010, RHI Entertainment Distribution, LLC was served with a Complaint filed in the United States District Court for the Southern District of New York alleging that the Company had breached a contract with MAT Movies and Television Productions GmnH & Co. Project IV KG (“MAT IV”), a German investment fund, by failing to pay amounts due under an agreement dated September 25, 2009. The Complaint seeks approximately $7.0 million in damages, plus interest and attorneys’ fees, for which the Company believes it has accrued an appropriate amount as of September 30, 2010. On April 15, 2010, the Company moved to dismiss the complaint and compel arbitration. The motion was denied on November 2, 2010. The Company intends to defend itself vigorously in this litigation.
Restructuring
     As part of the Company’s restructuring efforts, it has failed to make certain payments when due. As a result of this restructuring and our Prepackaged Plan, we have entered into various agreements and settlements with certain of these creditors, in which we have agreed to transfer, assign or surrender certain rights or assets. If the Company does not receive sufficient votes to accept the Prepackaged Plan, we could face litigation from creditors, including but not limited to production partners, lenders, former employees, landlords and labor unions.
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
Results of operations
Three months ended September 30, 2010 compared to the three months ended September 30, 2009
     The results of operations for the three months ended September 30, 2010 and 2009 are summarized as follows:

	Three months ended September 30,		Increase/
	2010	2009	(Decrease)
		(Dollars in thousands)
Revenue
Production revenue	$456	$2,576	$(2,120)
Library revenue	7,270	6,932	338

Total revenue	7,726	9,508	(1,782)
Cost of sales (including film production cost impairment charges of $6,957 for the three months ended September 30, 2009)	6,475	17,680	(11,205)

Gross profit (loss)	1,251	(8,172)	9,423
Other costs and expenses:
Selling, general and administrative	16,986	8,565	8,421
Amortization of intangible assets	270	270	—

Loss from operations	(16,005)	(17,007)	1,002
Other (expense) income:
Interest expense, net	(10,845)	(12,446)	1,601
Interest income	1	1	—
Other income (expense), net	459	934	(475)

Loss before income taxes and non-controlling interest in loss of consolidated entity	(26,390)	(28,518)	2,128
Income tax benefit (provision)	133	(503)	636

Loss before non-controlling interest in loss of consolidated entity	(26,257)	(29,021)	2,764
Non-controlling interest in loss of consolidated entity	—	12,275	(12,275)

Net loss	$(26,257)	$(16,746)	$(9,511)

Basic and diluted loss per share.	$(1.12)	$(1.24)	$0.12

Revenue, cost of sales and gross profit

	Three Months Ended September 30,
	2010		2009
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
			(Dollars in thousands)
Production revenue	$456	6%	$2,576	27%	$(2,120)	(82)%
Library revenue	7,270	94%	6,932	73%	338	5%

Total revenue	7,726	100%	9,508	100%	(1,782)	(19)%
Cost of sales (including film production cost impairment charges of $6,957 for the three months ended September 30,2009)	6,475	84%	17,680	186%	(11,205)	(63)%

Gross profit (loss)	$1,251	16%	$(8,172)	(86)%	$9,423	115%

     Total revenue decreased $1.8 million, or 19%, to $7.7 million during the three months ended September 30, 2010 from $9.5 million during the same period in 2009.
     Production revenue was $0.5 million in the three months ended September 30, 2010 compared to $2.6 million during the same period in 2009. The decrease of $2.1 million was primarily due to no films being delivered in the three months ended September 30, 2010. During the three months ended September 30, 2009 one MFT film was delivered. Our liquidity constraints have prevented us from making certain expenditures to continue producing or acquiring rights in as many films in 2010 as we could have otherwise.
     Library revenue increased $0.3 million, or 5%, to $7.3 million in the three months ended September 30, 2010 from $6.9 million during the comparable period in 2009. Library revenue has remained relatively flat in the three months ended September 30, 2010 as compared to the same period in 2009 as revenue sales continue to be impacted by the slow-down in sales activity resulting from weak market conditions that began in the fourth quarter of 2008 and continued into 2010. These market pricing and volume conditions were anticipated by the Company in the development of its sales projections that formed the basis for its 2010 business plan and film production cost impairment analysis that was completed in February 2010. Although we do not anticipate any significant issues, it is possible that the perception of our planned Chapter 11 bankruptcy filing could negatively impact our overall library sales levels until such time that the Company emerges from its bankruptcy proceedings.
     Cost of sales decreased $11.2 million to $6.5 million during the three months ended September 30, 2010 from $17.7 million during the same period in 2009. Cost of sales as a percentage of revenue decreased to 84% during the three months ended September 30, 2010 from 186% during the same period in 2009. Cost of sales is comprised of film cost amortization, film cost impairment charges and certain distribution expenses. The increase in gross profit during the three months ended September 30, 2010 compared to the same period of the prior year is primarily due to film production cost impairment charges of $7.0 million and $3.2 million in distribution expenses associated with the termination of the ION agreement that were recorded during the three months ended September 30, 2009. Similar costs were not incurred during the three months ended September 30, 2010. Film cost amortization (excluding film production cost impairment charges and a one-time charge related to the termination of the ION agreement) as a percentage of revenue increased to 75% during the three months ended September 30, 2010, compared to 63% during the same period in 2009. The increase in the film cost amortization rate is primarily the result of our ultimate revenue assessment completed in February 2010 and its impact on the amortization rates associated with our films. This is a trend that has continued from the prior year and is due to the challenging market conditions confronting the media and entertainment industry previously discussed.
Other costs and expenses

	Three Months Ended
	September 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
		(Dollars in thousands)
Selling, general and administrative	$16,986	$8,565	$8,421	98%
Amortization of intangible assets	270	270	—	—
     Selling, general and administrative expenses increased $8.4 million to $17.0 million in the three months ended September 30, 2010, from $8.6 million in the same period in 2009. The increase of 98% is primarily due to a $7.9 million bad debt expense to reserve for accounts receivable due from one customer, Powercorp International Ltd. (Powercorp), and an additional $4.2 million of professional fees related to the ongoing restructuring of our capital structure which were not incurred during the three months ended September 30, 2009. Powercorp, a sub-distributor of certain of our films in Europe, Latin America and Asia, was forced into administration in the United Kingdom by its creditors in late September 2010. Additionally, a credit of $0.7 million was recorded during the three months ended September 30, 2009 associated with the reversal of a bad debt reserve established in 2008 that was no longer necessary. Offsetting the above, recurring selling, general and administrative expenses such as salaries, rent and other operating expenses decreased approximately $4.4 million for the three months ended September 30, 2010 compared to the same period in the prior year due to the Company’s decisions to reduce overhead costs during 2009 and the first half of 2010.
Interest expense, net
     Interest expense, net decreased $1.6 million to $10.8 million for the three months ended September 30, 2010 from $12.4 million during the comparable period in 2009. The decrease in interest expense is primarily a result of not having interest rate swaps in 2010. During the three months ended September 30, 2009, the Company recorded $7.9 million of interest expense associated with its interest rate swaps. These swaps were terminated in December 2009 in connection with our default under the First Lien Credit Agreement. Offsetting the lack of swap-related interest expense was an increase in the weighted average interest rate due to an additional 2% default penalty as a result of our default under the First and Second Lien Credit Agreements. For the three months ended September 30, 2010, the average interest rate was 6.7% compared to 3.1% for the three months ended September 30, 2009. Additionally, the weighted average debt outstanding increased to $609.2 million for the three months ended September 30, 2010, compared to $586.6 million for the three months ended September 30, 2009 due to the additional debt outstanding as a result of the termination of the interest rate swaps and additional borrowings in the second half of 2009.
Other expense, net
     For the three months ended September 30, 2010, Other expense, net primarily represents realized foreign currency gains resulting from the settlement of customer accounts denominated in foreign currencies. For the three months ended September 30, 2009, Other expense, net includes a gain of $0.5 million resulting from the change in fair market value of our previously held interest rate swaps and realized foreign currency gains of $0.4 million resulting from the settlement of customer accounts denominated in foreign currencies.
Income tax benefit (provision)
     The income tax benefit for the three months ended September 30, 2010 is primarily attributable to return to provision adjustments made in connection with the finalization and filing of our 2009 tax returns. This benefit was slightly offset by foreign taxes related to license fees from customers located outside the United States.
     The income tax provision for the three months ended September 30, 2009 was primarily attributable to foreign taxes related to license fees from customers located outside the United States. No tax benefit has historically been provided for the Company’s net losses because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss.
Net loss
     The net loss for the three months ended September 30, 2010 was $26.3 million, compared to $16.7 million for the three months ended September 30, 2009. Notwithstanding the fluctuations described above, net loss is not comparable to the prior year due to the elimination of the non-controlling interest in loss of consolidated entity for the three months ended September 30, 2010.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
     The results of operations for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine months ended September 30,		Increase/
	2010	2009	(Decrease)
	(Dollars in thousands)
Revenue
Production revenue	$5,007	$14,408	$(9,401)
Library revenue	17,102	30,786	(13,684)

Total revenue	22,109	45,194	(23,085)
Cost of sales (including film production cost impairment charges of $6,957 for the nine months ended September 30,2009)	19,170	49,605	(30,435)

Gross profit (loss)	2,939	(4,411)	7,350
Other costs and expenses:
Selling, general and administrative	46,229	26,453	19,776
Amortization of intangible assets	810	869	(59)

Loss from operations	(44,100)	(31,733)	(12,367)
Other (expense) income:
Interest expense, net	(31,905)	(32,513)	608
Interest income	13	5	8
Other expense, net	(492)	(713)	221

Loss before income taxes and non-controlling interest in loss of consolidated entity	(76,484)	(64,954)	(11,530)
Income tax provision	(597)	(1,021)	424

Loss before non-controlling interest in loss of consolidated entity	(77,081)	(65,975)	(11,106)
Non-controlling interest in loss of consolidated entity	—	27,907	(27,907)

Net loss	$(77,081)	$(38,068)	$(39,013)

Basic and diluted loss per share.	$(3.29)	$(2.82)	$(0.47)

Revenue, cost of sales and gross profit

	Nine Months Ended September 30,
	2010		2009
		As a		As a
		Percentage		Percentage	$ Increase/	% Increase/
	Amount	of Revenue	Amount	of Revenue	(Decrease)	(Decrease)
			(Dollars in thousands)
Production revenue	$5,007	23%	$14,408	32%	$(9,401)	(65)%
Library revenue	17,102	77%	30,786	68%	(13,684)	(44)%

Total revenue	22,109	100%	45,194	100%	(23,085)	(51)%
Cost of sales(including film production cost impairment charges of $6,957 for the nine months ended September 30,2009)	19,170	87%	49,605	110%	(30,435)	(61)%

Gross (loss) profit	$2,939	13%	$(4,411)	(10)%	$7,350	167%

     Total revenue decreased $23.1 million, or 51%, to $22.1 million during the nine months ended September 30, 2010 from $45.2 million during the same period in 2009.
     Production revenue was $5.0 million in the nine months ended September 30, 2010 compared to $14.4 million during the same period in 2009. The decrease of $9.4 million was due to the delivery of fewer MFT films and mini-series for which the initial domestic license fees were recognized during the nine months ended September 30, 2010 compared to the prior year. During the nine months ended September 30, 2010 five MFT films were delivered, of which only three films had domestic initial license fees, compared to five MFT films and two mini-series during the same period in 2009. Our liquidity constraints have prevented us from making certain expenditures to continue producing or acquiring rights in as many films in 2010 as we could have otherwise.
     Library revenue decreased $13.7 million, or 44%, to $17.1 million in the nine months ended September 30, 2010 from $30.8 million during the comparable period in 2009. The decrease in Library revenue during the nine months ended September 30, 2010 is primarily due to the termination of our agreement with ION effective as of June 30, 2009 and to the reversal during the nine months ended September 30, 2010 of certain revenue recorded in prior periods. During the nine months ended September 30, 2009, we recognized $5.9 million of revenue related to our programming on ION compared to nil during the nine months ended September 30, 2010. The revenue reversals during the nine months ended September 30, 2010 of $5.2 million were related to the cancellation or amendment of license agreements primarily resulting from the ongoing restructuring and related renegotiation of certain distribution contracts with our production partners. In addition, library revenue continues to be negatively impacted by the slow-down in sales activity resulting from weak market conditions that began in the fourth quarter of 2008 and continued into 2010. These market pricing and volume conditions were anticipated by the Company in the development of its sales projections that formed the basis for its 2010 business plan and film production cost impairment analysis that was completed in February 2010. Although we do not anticipate any significant issues, it is possible that the perception of our planned Chapter 11 bankruptcy filing could negatively impact our overall library sales levels until such time that the Company emerges from its bankruptcy proceedings.
     Cost of sales decreased $30.4 million to $19.2 million during the nine months ended September 30, 2010 from $49.6 million during the same period in 2009. Cost of sales as a percentage of revenue decreased to 87% during the nine months ended September 30, 2010 from 110% during the same period in 2009. Cost of sales is comprised of film cost amortization, certain distribution expenses and, through June 30, 2009, amortization of minimum guarantee payments made to ION. The decrease in cost of sales is primarily due to the lower library revenues recorded during the nine months ended September 30, 2010, one-time film production cost impairment charges of $7.0 million that were recorded during the three months ended September 30, 2009 and the termination of our agreement with ION effective as of June 30, 2009 and the fact that we were no longer required to make minimum guarantee payments as of that date. During the nine months ended September 30, 2009, we incurred $6.6 million of expenses associated with the amortization of minimum guarantee payments to ION compared to nil during the nine months ended September 30, 2010. Also incurred in the 9 months ended September 30, 2009 were $3.9 million of distribution expenses associated with the termination of the ION agreement. The aforementioned decreases were partially offset by an increase in film cost amortization as a percentage of revenue due to an increase in amortization rates as a result of our annual ultimate revenue assessment completed in February 2010 and its impact on the amortization rates associated with our films. The film cost amortization rate (excluding film production cost impairment charges and amortization of ION minimum guarantee payments) for the nine months ended September 30, 2010 was 76% compared to 62% during the same period in 2009. This is a trend that has continued from the prior year and is due to the challenging market conditions confronting the media and entertainment industry previously discussed.

Other costs and expenses

	Nine Months Ended
	September 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
		(Dollars in thousands)
Selling, general and administrative	$46,229	$26,453	$19,776	75%
Amortization of intangible assets	810	869	(59)	(7)%
     Selling, general and administrative expenses increased $19.8 million to $46.2 million in the nine months ended September 30, 2010, from $26.5 million in the same period in 2009. The increase of 75% is primarily due to an additional $14.8 million of professional fees related to the ongoing restructuring of our capital structure, which were not incurred during the nine months ended September 30, 2009, a $7.9 million bad debt expense to reserve for accounts receivable from one customer, Powercorp, and a $1.9 million increase in severance costs associated with headcount reductions compared to the same period of 2009. Powercorp, a sub-distributor of certain of our films in Europe, Latin America and Asia, was forced into administration in the United Kingdom by its creditors in late September 2010. Additionally, a credit of $3.0 million was recorded during the nine months ended September 30, 2009 associated with the reversal of a bad debt reserve established in 2008. Offsetting the above, recurring selling, general and administrative expenses such as salaries, rent and other operating expenses decreased approximately $7.8 million for the nine months ended September 30, 2010 compared to the same period in the prior year due to the Company’s decisions to reduce overhead costs during 2009 and the first half of 2010.
Interest expense, net
     Interest expense, net decreased $0.6 million to $31.9 million for the nine months ended September 30, 2010 from $32.5 million during the comparable period in 2009. During the nine months ended September 30, 2009, the Company recorded $17.0 million of interest expense associated with its interest rate swaps. These swaps were terminated in December 2009 in connection with our default under the First Lien Credit Agreement. Offsetting the lack of swap-related interest expense was an increase in the weighted average interest rate due to an additional 2% default penalty as a result of our default under the First and Second Lien Credit Agreements. For the nine months ended September 30, 2010, the average interest rate was 6.6% compared to 3.7% for the nine months ended September 30, 2009. Additionally, the weighted average debt outstanding increased to $609.2 million for the nine months ended September 30, 2010, compared to $580.9 million for the nine months ended September 30, 2009 due to the additional debt outstanding as a result of the termination of the interest rate swaps and additional borrowings in the second half of 2009.
Other expense, net
     For the nine months ended September 30, 2010, Other expense, net primarily represents realized foreign currency losses resulting from the settlement of customer accounts denominated in foreign currencies. For the nine months ended September 30, 2009, Other expense, net includes a loss of $0.8 million resulting from the change in fair market value of our previously held interest rate swaps.
Income tax provision
     The income tax provision for the nine months ended September 30, 2010 is primarily attributable to foreign taxes related to license fees from customers located outside the United States. No tax benefit has been provided for the Company’s net losses because insufficient evidence is available that would support that it is more likely than not that we will generate sufficient income to utilize the net operating loss.
Net loss
     The net loss for the nine months ended September 30, 2010 was $77.1 million, compared to $38.1 million for the nine months ended September 30, 2009. Notwithstanding the fluctuations described above, net loss is not comparable to the prior year due to the elimination of the non-controlling interest in loss of consolidated entity for the nine months ended September 30, 2010.

Liquidity and capital resources
     Our credit facilities include: (i) first lien senior secured facilities consisting of a $175.0 million term loan facility and a $350.0 million revolving credit facility; and (ii) a $75.0 million second lien senior secured term loan facility. On December 23, 2009, in conjunction with the termination of our interest rate swaps, the value owed to counterparties under the interest rate swaps was immediately converted into $19.6 million of secured debt under our first lien facilities. As of September 30, 2010 and December 31, 2009, all of our debt was variable rate and totaled $609.2 million outstanding. As of September 30, 2010 we had $4.3 million of cash compared to $25.1 million as of December 31, 2009. As of September 30, 2010, we had no additional borrowings available under our revolving credit facility.
     Market conditions confronting the media and entertainment industry have continued to be a challenge for us. The business environment deteriorated substantially beginning in the fourth quarter of 2008 and remained challenging throughout all of 2009. Specifically, total revenue in 2009 declined significantly as compared to prior years. This was primarily due to 2009 fourth quarter sales activity falling dramatically short of our expectations, resulting in significantly lower fourth quarter revenue compared to the prior year. While current market conditions have begun to strengthen in 2010, they still remain weaker than market conditions prior to the fourth quarter of 2008. As a result of the foregoing, we engaged Rothschild, Inc. as a financial advisor in the fourth quarter of 2009 to assist us in negotiating and implementing a restructuring of our indebtedness and capital structure. As a result of the significant weakening of our financial position, results of operations and liquidity, we are currently in default of certain covenants of our senior secured credit facilities and, since December 2009, have been in discussions with our lenders regarding a restructuring of those credit facilities.
     On November 1, 2010, the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) commenced a solicitation of votes on a joint plan of reorganization (the “Prepackaged Plan”) under Chapter 11 of the U.S. Bankruptcy Code from lenders of record under the Company’s first lien credit agreement, as amended, and second lien credit agreement, as amended. The solicitation period was due to expire on November 15, 2010 but has been extended until November 22, 2010. If sufficient votes are received for the Prepackaged Plan, the Debtors intend to file voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) and seek prompt confirmation of the Prepackaged Plan. If the Prepackaged Plan is confirmed by the bankruptcy court, the Company’s current equityholders will not receive any continuing interest in the assets and operations of the Company.
     Under certain circumstances, the Debtors may file for bankruptcy prior to the expiration of the solicitation period. If voluntary prepackaged bankruptcy cases are filed under Chapter 11, the Debtors intend to continue operating their businesses in the ordinary course and to promptly seek the necessary relief from the bankruptcy court to pay the claims of certain critical, priority and foreign vendors and the vast majority of their employees’ claims in full and on time in accordance with their existing business terms. If the Debtors do not receive sufficient votes to accept the Prepackaged Plan by the end of the solicitation period, they nonetheless intend to proceed to file one or more Chapter 11 cases on a prearranged or traditional, non-prepackaged basis. Even if the Company receives sufficient votes for the Prepackaged Plan, any filing under Chapter 11, whether relating to the Prepackaged Plan, another prepackaged plan, a prearranged plan or otherwise, would likely result in the Company’s current equityholders receiving no continuing interest in the assets and operations of the Company.
     For films produced within the last fiscal year, our production partners have financed a substantial portion of the cost through the use of their own new or existing credit facilities. In connection with these financings, we have consented to our production partners pledging as collateral the associated distribution contracts they have with us. To address liquidity constraints, we have entered into settlements with our production partners and/or their financing sources in an effort to defer or restructure certain payments under those contracts which have come due. In many cases, such settlements and restructuring involve giving up our distribution rights for these films in certain territories. Such settlement agreements result in us giving up distribution rights to fifteen completed titles having a combined book value of $39.6 million in Film Production Costs, $2.6 million of Accounts Receivable, $46.8 million of Accrued Film Production Costs and $1.5 million of Deferred Revenue recorded as of September 30, 2010. Several of these settlement agreements are contingent upon the successful confirmation of the Prepackaged Plan. If the confirmation of the Prepackaged Plan is not successful, we will either have to pay amounts we owe, which would exacerbate our lack of liquidity or default on our obligations under those agreements, which could result in the termination of our licensing rights to these films and adversely affect the future working relationship with certain production partners. Such outcomes could in turn adversely affect our future revenues, profits, collectability of certain accounts receivable and likely require us to seek protection under Chapter 11 of the U.S. Bankruptcy Code.
     Also as a result of these restructuring efforts, we have entered into various agreements and settlements with certain our non-production creditors, in which we have agreed to transfer, assign or surrender certain rights or assets. Most of these agreements are also contingent upon the successful confirmation of the Prepackaged Plan.

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
     The Company and its lenders did not extend the forbearance agreement upon their expiration on March 31, 2010, therefore, the agents and lenders under the respective credit facilities and swap counterparties may exercise all of their rights and remedies, including the acceleration of the loans and foreclosure on collateral. Although the Company has commenced a solicitation for the Prepackaged Plan, if the Company does not received sufficient votes to accept the Prepackage Plan and its agents and lenders under the respective credit facilities and swap counterparties make such acceleration and foreclosure elections, the Company would likely avail itself of the protection under Chapter 11 of the U.S. Bankruptcy Code, and any such filing would result in its current equityholders receiving no continuing interest in the Company.
The chart below shows our cash flows for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	$(20,839)	$(31,713)
Net cash used in investing activities	—	(212)
Net cash provided by financing activities	—	12,800
Cash (end of period)	4,281	3,248
Operating activities
     Cash used in operating activities in the nine months ended September 30, 2010 was $20.8 million, as compared to $31.7 million for the comparable period in 2009. Operating cash flows reflect spending related to production, distribution, selling, general and administrative expenses and interest, offset by the collection of cash associated with the distribution of our MFT movies, mini-series and other television programming. The $10.9 million improvement in operating cash flows was primarily the result of a decrease in interest payments of $32.8 million due to not paying interest on our first and second lien credit facilities, a decrease in production spending of approximately $19.2 million and a decrease in payments of accrued film production costs of approximately $34.2 million due to not making certain payments to our production partners during the nine months ended September 30, 2010. These decreases in cash outflows were partially offset by a decrease in cash receipts of approximately $58.4 million resulting from a significant reduction in 2009 sales activity previously described and a $18.3 million increase in payments for professional fees related to the ongoing restructuring of our capital structure during the nine months ended September 30, 2010.
Investing activities
     During the nine months ended September 30, 2010 and 2009, we used nil and $212,000, respectively, in investing activities, reflecting the purchase of property and equipment.
Financing activities
     No cash was provided or used by financing activities during the nine months ended September 30, 2010 compared to cash provided by financing activities of $12.8 million related to borrowings from credit facilities (net of repayments of $1.0 million) during the nine months ended September 30, 2009.
Contractual obligations
     The following table sets forth our contractual obligations as of September 30, 2010:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(Dollars in thousands)
Off balance sheet arrangements:
Operating lease commitments (1)	$31,181	$3,396	$10,634	$7,221	$9,930
Purchase obligations (2)	—	—	—	—	—

	31,181	3,396	10,634	7,221	9,930

Contractual obligations reflected on the balance sheet:
Debt obligations (3)	609,171	37,082	497,089	75,000	—
Accrued film production costs (4)	50,226	50,039	187	—	—
Other contractual obligations (5)	6,877	3,877	2,000	1,000	—

	666,274	90,998	499,276	76,000	—

Total contractual obligations (6)/(7)	$697,455	$94,394	$509,910	$83,221	$9,930

(1)	Operating lease commitments represent future minimum payment obligations on various long-term noncancellable leases for office and storage space.

(2)	Purchase obligation amounts represent a contractual commitment to exclusively license the rights in and to a film that is not complete.

(3)	Debt obligations include future principal payments due upon the maturity of our bank debt and interest rate swap termination obligations (see Note 6 in our unaudited consolidated financial statements), but excludes interest payments. We have been in default of our first and second lien credit facilities since December 23, 2009 and February 12, 2010, respectively, and, as a result, our lenders have the ability to accelerate those obligations.

(4)	Accrued film production costs represent contractual amounts payable for completed films as well as costs incurred for the settlement of certain participations. Obligations for residual payments to various guilds have not been included due to the uncertain nature of the amounts and timing of future payments.

(5)	Other contractual obligations primarily represent commitments to settle various accrued liabilities.

(6)	Excluded from the table are $2.3 million of unrecognized tax obligations for which the timing of payment is not estimable.

(7)	Contractual obligations are not reflective of the various settlement agreements contingent upon reorganization under Chapter 11 of the U.S. Bankruptcy Code.

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
Recent accounting pronouncements
     No new accounting pronouncements were adopted during the three and nine months ended September 30, 2010.
Item 3. Quantitative and Qualitative Disclosures about Risk
Interest rate risk
     We are subject to market risks resulting from fluctuations in interest rates as our credit facilities are variable rate credit facilities. As of September 30, 2010, all of our debt was variable rate and totaled $609.2 million outstanding. Our variable rate credit facilities contain minimum rates of interest to be charged. Based upon balances and interest rates as of September 30, 2010, holding other variables constant and assuming we are making all required cash interest payments under our indebtedness, a one percentage point increase in interest rates for the next 12-month period would increase our pre-tax loss and decrease our cash flow by approximately $6.1 million. Conversely, a one percentage point decrease in interest rates for the next 12-month period decrease our pre-tax loss and increase our cash flow by approximately $6.1 million.
     We are not a party to any derivative financial instruments as of September 30, 2010.
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
     Historically, foreign exchange gains (losses) have not been significant. Foreign exchange gains for the three months ended September 30, 2010 and 2009 were $0.5 million and $0.4 million, respectively. Foreign exchange gains (losses) for the nine months ended September 30, 2010 and 2009 were $(0.5) million and nil, respectively.
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
     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part 2. Other Information
Item 1. Legal Proceedings
Putative Shareholder Class Action Lawsuit
     On October 9, 2009, RHI Entertainment, Inc. and two of its officers were named as defendants in a putative shareholder class action filed in the United States District Court for the Southern District of New York (the Lawsuit), alleging violations of federal securities laws by issuing a registration statement in connection with the Company’s June 2008 initial public offering that purportedly contained untrue statements of material facts and omitted other facts necessary to make certain statements not misleading. The central allegation of the Lawsuit is that the registration statement and prospectus overstated the projected number of made-for-television (MFT) movies and mini-series the Company expected to develop, produce and distribute in 2008, while it failed to disclose that the Company would not be able to complete the expected number of MFT movies and miniseries in 2008 due to the declining state of the credit markets, changing media technologies and other negative factors then impacting the Company’s business. The Lawsuit seeks unspecified damages and interest. On May 3, 2010, the defendants filed a motion to dismiss the complaint. The plaintiffs filed an opposition to the motion on June 25, 2010, and defendants filed a reply brief on August 2, 2010. The motion is pending. The Company believes that the Lawsuit has no merit and intends to defend itself and its officers vigorously in this litigation.
Flextech Litigation
     On April 7, 2009, RHI Entertainment Distribution, LLC and RHI Entertainment, LLC were served with a Complaint filed in the United States District Court for the Southern District of New York alleging that they had breached an agreement with Flextech Rights Limited (“Flextech”), a British distributor, by failing to make the second of two installment payments. A judgment in the amount of approximately $0.9 million was entered against the defendants on February 17, 2010. The final installment on the $0.9 million was paid to Flextech in June 2010 and no further obligation remains as of September 30, 2010.
MAT IV Litigation
     On February 22, 2010, RHI Entertainment Distribution, LLC was served with a Complaint filed in the United States District Court for the Southern District of New York alleging that the Company had breached a contract with MAT Movies and Television Productions GmnH & Co. Project IV KG (“MAT IV”), a German investment fund, by failing to pay amounts due under an agreement dated September 25, 2009. The Complaint seeks approximately $7.0 million in damages, plus interest and attorneys’ fees, for which we believe we have accrued the appropriate amount as of September 30, 2010. On April 15, 2010, the Company moved to dismiss the complaint and compel arbitration. The motion was denied on November 2, 2010. The Company intends to defend itself vigorously in this litigation.
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
Item 1a. Risk Factors
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010. There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K, except for the following:
     If we seek protection under Chapter 11 of the U.S. Bankruptcy Code, all of our outstanding shares of capital stock would likely be cancelled and holders of our capital stock would not be entitled to any payment in respect of their shares.
     If we seek protection under Chapter 11 of the U.S. Bankruptcy Code, all of our outstanding shares of capital stock would likely be cancelled and holders of our capital stock would not be entitled to any payment in respect of their shares. It is also likely that certain of our obligations to certain of our creditors would be satisfied by the issuance of shares of capital stock in satisfaction of their claims. The value of any capital stock so issued is likely to be less than the face value of our obligations to those creditors, and the price of any such capital stock will likely be volatile. In addition, in the event of a bankruptcy filing, we would expect trading in our common stock to be limited, and our stockholders will likely not be able to resell our common stock for their purchase price or at all. In addition, if we commence a filing under Chapter 11 of the U.S. Bankruptcy Code, we expect that our current equityholders would receive no continuing interest in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There have not been any unregistered sales of equity securities or repurchases of the Company’s common stock during the three months ended September 30, 2010.
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

Date: November 15, 2010	By:	/s/ Robert A. Halmi, Jr.
Robert A. Halmi, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Michael J. Scarpelli
Michael J. Scarpelli
Executive Vice President, Finance (Principal Financial Officer)

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